Form 10-Q
period 2023-06-30
BranchOut Food Inc.
filed 2023-08-21
CIK 1962481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________.

Commission File Number 001-41723

BRANCHOUT FOOD INC.

(Exact name of registrant as specified in its charter)

Nevada	81-3980472
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

205 SE Davis Avenue, Bend, Oregon 97702

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (844) 263-6637

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.001 par value	BOF	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☒	Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title or class	Shares outstanding as of August 18, 2023
Common Stock, $0.001 par value	3,962,940

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRANCHOUT FOOD INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets

Current assets:
Cash	$1,588,794	$312,697
Accounts receivable	234,724	78,236
Advances on inventory purchases	851,253	29,500
Inventory	121,840	159,761
Other current assets	715,902	497,779
Total current assets	3,512,513	1,077,973

Restricted cash	-	235,750
Deferred offering costs	-	543,664
Property and equipment, net	920,809	1,022,290
Right-of-use asset	163,377	-
Note receivable	384,628	384,628

Total Assets	$4,981,327	$3,264,305

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$183,381	$239,939
Accounts payable, related parties	55,890	40,140
Accrued expenses	105,233	688,722
Convertible notes payable, related parties	-	140,000
Convertible notes payable	-	4,919,191
Notes payable, current portion	200,000	2,250,000
Revolving line of credit	42,750	91,541
Lease liability, current portion	47,170	-
Total current liabilities	634,424	8,369,533

Notes payable, net of current portion	34,500	34,500
Lease liability, net of current portion	116,902	-

Total Liabilities	785,826	8,404,033

Stockholders’ Equity (Deficit):
Common stock, $0.001 par value, 80,000,000 shares authorized; 3,962,940 and 1,200,769 shares issued and outstanding, respectively	3,963	1,201
Additional paid-in capital	14,826,972	3,743,902
Accumulated deficit	(10,635,434)	(8,884,831)
Total Stockholders’ Equity (Deficit)	4,195,501	(5,139,728)

Total Liabilities and Stockholders’ Equity (Deficit)	$4,981,327	$3,264,305

See accompanying notes to financial statements.

BRANCHOUT FOOD INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net revenue	$343,065	$305,574	$440,405	$543,719
Cost of goods sold	305,703	424,006	376,862	702,506
Gross profit (loss)	37,362	(118,432)	63,543	(158,787)

Operating expenses:
General and administrative	141,031	212,540	321,931	394,576
Salaries and wages	436,238	221,995	688,048	320,872
Professional fees	158,205	120,132	302,346	283,435
Depreciation expense	55,758	81	111,581	162
Total operating expenses	791,232	554,748	1,423,906	999,045

Operating loss	(753,870)	(673,180)	(1,360,363)	(1,157,832)

Other income (expense):
Interest income	2,911	4,050	5,756	7,023
Interest expense	(222,551)	(211,158)	(395,996)	(1,829,446)
Total other income (expense)	(219,640)	(207,108)	(390,240)	(1,822,423)

Net loss	$(973,510)	$(880,288)	$(1,750,603)	$(2,980,255)

Weighted average common shares outstanding - basic and diluted	1,642,995	1,200,450	1,423,103	1,199,535
Net loss per common share - basic and diluted	$(0.59)	$(0.73)	$(1.23)	$(2.48)

See accompanying notes to financial statements.

BRANCHOUT FOOD INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Three Months Ended June 30, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, March 31, 2023	1,200,769	$1,201	$3,794,348	$(9,661,924)	$(5,866,375)
Common stock issued pursuant to initial public offering	1,190,000	1,190	4,940,856	-	4,942,046
Stock options issued for services	-	-	18,046	-	18,046
Common stock issued for debt conversions	1,572,171	1,572	6,027,632	-	6,029,204
Common stock warrants granted to note holders pursuant to debt financing	-	-	46,090	-	46,090
Net loss	-	-	-	(973,510)	(973,510)
Balance, June 30, 2023	3,962,940	$3,963	$14,826,972	$(10,635,434)	$4,195,501

	For the Three Months Ended June 30, 2022
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, March 31, 2022	1,199,769	$1,200	$3,673,601	$(6,341,446)	$(2,666,645)
Common stock issued for services	1,000	1	4,124	-	4,125
Stock options issued for services	-	-	16,975	-	16,975
Common stock warrants granted to note holders pursuant to debt financing	-	-	14,050	-	14,050
Net loss	-	-	-	(880,288)	(880,288)
Balance, June 30, 2022	1,200,769	$1,201	$3,708,750	$(7,221,734)	$(3,511,783)

	For the Six Months Ended June 30, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2022	1,200,769	$1,201	$3,743,902	$(8,884,831)	$(5,139,728)
Common stock issued pursuant to initial public offering	1,190,000	1,190	4,940,856	-	4,942,046
Stock options issued for services	-	-	68,492	-	68,492
Common stock issued for debt conversions	1,572,171	1,572	6,027,632	-	6,029,204
Common stock warrants granted to note holders pursuant to debt financing	-	-	46,090	-	46,090
Net loss	-	-	-	(1,750,603)	(1,750,603)
Balance, June 30, 2023	3,962,940	$3,963	$14,826,972	$(10,635,434)	$4,195,501

	For the Six Months Ended June 30, 2022
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2021	1,192,424	$1,192	$2,618,455	$(4,241,479)	$(1,621,832)
Common stock sold for cash	2,425	3	9,997	-	10,000
Common stock issued for services	5,920	6	24,414	-	24,420
Stock options issued for services	-	-	33,950	-	33,950
Common stock warrants granted to note holders pursuant to debt financing	-	-	14,050	-	14,050
Modification of warrants	-	-	377,200	-	377,200
Modification of derivatives	-	-	630,684	-	630,684
Net loss	-	-	-	(2,980,255)	(2,980,255)
Balance, June 30, 2022	1,200,769	$1,201	$3,708,750	$(7,221,734)	$(3,511,783)

See accompanying notes to financial statements.

BRANCHOUT FOOD INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(1,750,603)	$(2,980,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	111,581	162
Amortization of debt discounts	46,090	1,191,080
Common stock issued for services	-	24,420
Options and warrants issued for services	68,492	33,950
Amended warrants	-	377,200
Decrease (increase) in assets:
Accounts receivable	(156,488)	73,605
Advances on inventory purchases	(821,753)	97,400
Inventory	37,921	94,797
Other current assets	(218,123)	(431,001)
Right-of-use asset	4,943	-
Increase (decrease) in liabilities:
Accounts payable	(56,558)	147,253
Accounts payable, related parties	15,750	(20,025)
Accrued expenses	(80,976)	169,213
Net cash used in operating activities	(2,799,724)	(1,222,201)

Cash flows from investing activities
Payments received on notes receivable	-	18,060
Purchase of property and equipment	(10,100)	(45,150)
Net cash used in investing activities	(10,100)	(27,090)

Cash flows from financing activities
Payment of deferred offering costs	(740,290)	(225,562)
Proceeds received on convertible notes payable, related parties	25,000	-
Proceeds received on convertible notes payable	442,500	2,048,500
Repayments on convertible notes payable	-	(20,000)
Proceeds received on notes payable	370,000	-
Repayment of notes payable	(2,420,000)	(45,445)
Proceeds received on revolving line of credit	-	239,241
Repayments on revolving line of credit	(48,791)	(263,595)
Principal payments on finance lease	(4,248)	-
Proceeds from sale of common stock	6,226,000	10,000
Net cash provided by financing activities	3,850,171	1,743,139

Net increase in cash	1,040,347	493,848
Cash and restricted cash - beginning of period	548,447	856,082
Cash - ending of period	$1,588,794	$1,349,930

Supplemental disclosures:
Interest paid	$397,059	$131,909
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Value of warrants issued as a debt discount	$46,090	$14,050
Value of shares issued on debt conversions	$6,029,204	$-
Initial recognition of right-of-use assets and lease liabilities	$168,320	$-

See accompanying notes to financial statements.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

BranchOut Food Inc. (formerly AvoLov, LLC, Avochips, LLC and Avochips Inc.) was incorporated as Avochips Inc. in Oregon on February 21, 2017. On November 19, 2021, the Company converted from an Oregon limited liability company, AvoLov, LLC, into a Nevada corporation, BranchOut Food, Inc. “BranchOut,” the “Company,” “we,” “our” or “us” is engaged in the development, marketing, sale, and distribution of plant-based, dehydrated fruit and vegetable snacks and powders. One of the Company’s contract manufacturers is in Chile. The Company entered into a second contract manufacturing agreement in 2022 with a company based in Peru. This facility houses BranchOut’s continuous through-put dehydration machine, substantially increasing production capacity. Both facilities produce dehydrated fruit and vegetable products for BranchOut using a new proprietary dehydration technology. The Company’s customers are primarily located throughout the United States.

Basis of Accounting

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2023, the results of operations for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2022 was derived from our audited financial statements. The accompanying condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2022, included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b)(4) on June 21, 2023 (Final Prospectus).

When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Initial Public Offering

In June 2023, the Company completed its initial public offering (“IPO”), including the sale and issuance of 1,190,000 shares of its common stock at $6.00 per share, and warrants to purchase 82,110 shares at $7.20 per share, exercisable between December 18, 2023 and December 18, 2028, pursuant to the underwriters’ agreement. The Company received net proceeds of $6,226,000, after deducting underwriters’ discounts and commissions and before consideration of other issuance costs. In connection with the IPO, a total of $6,029,204 of convertible debt, consisting of $5,526,691 of principal and $502,513 of interest, was converted into 1,572,171 shares of common stock, inclusive of $179,687, consisting of $165,000 of principal and $14,687 of interest, converted into 43,562 shares of common stock issued upon the conversion of debts held by related parties.

Prior to the IPO, all deferred offering costs were capitalized in other noncurrent assets on the balance sheets. Deferred offering costs of $1,283,954, primarily consisting of accounting, legal, and other fees related to the Company’s IPO, were offset against the IPO proceeds upon the closing of the Company’s IPO in June 2023. As of June 30, 2023, all deferred offering costs were paid. Unpaid deferred offering costs totaled $543,664 as of December 31, 2022.

Reverse Stock Split

On June 15, 2023, the Company effected a 2.5-for-1 reverse stock split of its outstanding shares of capital stock. There was no preferred stock outstanding prior to or after the reverse stock split. All issued and outstanding shares of common stock have been adjusted in these condensed financial statements, on a retrospective basis, to reflect the reverse stock split for all periods presented, as well as all common stock warrants and stock option awards which, by the terms thereof, were subject to adjustment in connection with the reverse stock split. The par value of the common stock was not adjusted by the reverse stock split.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Going Concern

As shown in the accompanying condensed financial statements, as of June 30, 2023, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $10,635,434 and working capital of $2,878,089, and the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute to achieving profitability. The accompanying condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The condensed financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. These condensed financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities, that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Segment Reporting

ASC 280, Segment Reporting, requires annual and interim reporting for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Fair Value of Financial Instruments

The Company discloses the fair value of certain assets and liabilities in accordance with ASC 820 – Fair Value Measurement and Disclosures (ASC 820). Under ASC 820-10-05, the FASB establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses reported on the balance sheets are estimated by management to approximate fair value primarily due to the short-term nature of the instruments.

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. There were no cash equivalents on hand on June 30, 2023 or December 31, 2022.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, under current regulations. The Company had $1,481,048 and $62,697 in excess of FDIC insured limits on June 30, 2023 and December 31, 2022, respectively, and has not experienced any losses in such accounts.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had no allowance for doubtful accounts on June 30, 2023 or December 31, 2022.

Inventory

The Company’s products consist of pre-packaged and bulk-dried fruit and vegetable-based snacks, powders and ingredients purchased from contract-manufacturers in Chile and/or Peru. The Company’s contract manufacturer in Peru uses equipment purchased by the Company in its manufacturing process. Raw materials consist of packaging materials. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. No reserve for obsolete inventories has been recognized. Inventory, consisting of raw materials and finished goods are stated at the lower of cost or net realizable value using the average cost valuation method, and consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Raw materials	$54,015	$10,824
Finished goods	67,825	148,937
	$121,840	$159,761

The Company had prepaid inventory advances on product in the amount of $851,253 and $29,500 as of June 30, 2023 and December 31, 2022, respectively. Advances of 70% of estimated finish product costs are made to enable manufacturers to purchase raw materials necessary to produce finished products. The remaining 30% of finish product costs are paid upon receipt of finished goods.

License Agreement

In 2021, the Company entered into a license agreement to acquire a license to certain production equipment developed and manufactured by another company through the purchase of that company’s equipment. The license is not discernable from the equipment; therefore, the license costs have been capitalized and depreciated over the useful life of the equipment. The license agreement also entitles the licensor to a royalty on all revenue from the sale of products produced using the equipment. These royalties are recognized as royalty expenses as the products are sold. There have been no royalty payments to date, and any future minimum royalty payments or equipment purchases under this license agreement are an unrecognized commitment as they relate to retaining exclusivity of the avocado products going forward and the Company can elect not to pay as disclosed in Note 15, below.

Derivatives

We evaluate convertible notes payable, stock options, stock warrants and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity.

The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customer. Under ASC 606, the Company recognizes revenue from the sale of its plant-based snack products in accordance with a five-step model in which the Company evaluates the transfer of promised goods or services and recognizes revenue when customers obtain control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The Company has elected, as a practical expedient, to account for the shipping and handling as fulfillment costs, rather than as a separate performance obligations, and the related costs are recorded as selling expenses in general and administrative expenses in the statement of operations. Revenue is reported net of applicable provisions for discounts, returns and allowances. Methodologies for determining these provisions are dependent on customer pricing and promotional practices. The Company records reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on industry-based historical data, historical sales returns, if any, analysis of credit memo data, and other factors known at the time.

The Company’s sales are predominantly generated from the sale of finished products to retailers, and to a lesser extent, direct to consumers through third party website platforms. These sales contain a single performance obligation and revenue is recognized at a single point in time when ownership, risks and rewards transfer. Typically, this occurs when the goods are received by the retailer or customer, or when the title of goods is exchanged. Revenues are recognized in an amount that reflects the net consideration the Company expects to receive in exchange for the goods.

The Company promotes its products with advertising, consumer incentives and trade promotions. These programs include discounts, slotting fees, coupons, rebates, in-store display incentives and volume-based incentives. Customer trade promotion and consumer incentive activities are recorded as a reduction to the transaction price based on amounts estimated as being due to customers and consumers at the end of a period. The Company derives these estimates based principally on historical utilization and redemption rates. The Company does not receive a distinct service in relation to the advertising, consumer incentives and trade promotions. Payment terms in the Company’s invoices are based on the billing schedule established in contracts and purchase orders with customers.

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows for the three and six months ended June 2023 and 2022:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue	$341,414	$340,533	$451,993	$622,080
Less: slotting, discounts, and allowances	(1,651)	34,959	11,588	78,361
Net revenue	$343,065	$305,574	$440,405	$543,719

Cost of Goods Sold

Cost of goods sold represents costs directly related to the purchase, production and manufacturing of the Company’s products. Costs include purchase costs, product development, freight-in, packaging, and print production costs.

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $62,360 and $196,021 for the six months ended June 30, 2023 and 2022, respectively.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees and non-employees in accordance with the provisions of ASC 718 Stock Compensation (“ASC 718”). All transactions in which the consideration provided in exchange for the purchase of goods or services consists of the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The Company issued stock-based compensation in the amount of $68,492 and $58,370 for the six months ended June 30, 2023 and 2022, respectively.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

In July 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-03 to amend various SEC paragraphs in the Accounting Standards Codification to primarily reflect the issuance of SEC Staff Accounting Bulletin No. 120. ASU No. 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock.” ASU 2023-03 amends the ASC for SEC updates pursuant to SEC Staff Accounting Bulletin No. 120; SEC Staff Announcement at the March 24, 2022 Emerging Issues Task Force (“EITF”) Meeting; and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. These updates were immediately effective and did not have a significant impact on our financial statements.

Note 2 – Related Party Transactions

Accounts Payable

As of June 30, 2023 and December 31, 2022, the Company owed Chase Innovations, Inc., a Company owned by our then Chief Financial Officer, Douglas Durst, $55,890 and $40,140, respectively, for services rendered.

Convertible Notes Payable

As disclosed in Note 10, below, On January 5, 2023, the Company sold an unsecured convertible promissory note to the Chief Executive Officer’s parents, Mr. Tom and Mrs. Carol Healy, bearing interest at 8% per annum, in the face amount of $25,000. The note was convertible at a fixed conversion price of $4.125 per common share. On June 15, 2023, the note, consisting of $25,000 of principal and $800 of interest, was converted into 6,255 shares of common stock.

As disclosed in Note 10, below, the Company’s then Chief Financial Officer, Douglas Durst, holds an unsecured convertible promissory note (“CFO Note”), in the face amount of $90,000, as outstanding at June 30, 2023 and December 31, 2022. The note was convertible at a fixed conversion price of $4.125 per common share. On June 15, 2023, the note, consisting of $90,000 of principal and $6,362 of interest, was converted into 23,361 shares of common stock.

As disclosed in Note 10, below, the Company’s Chief Financial Officer, Chris Coulter, holds an unsecured convertible promissory note (“Coulter Note”), in the face amount of $50,000, as outstanding at June 30, 2023 and December 31, 2022. The note was convertible at a fixed conversion price of $4.125 per common share. On June 15, 2023, the note, consisting of $50,000 of principal and $7,525 of interest, was converted into 13,946 shares of common stock.

Note 3 – Fair Value of Financial Instruments

Under FASB ASC 820-10-5, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

The Company has cash, notes receivable, derivative liabilities and debts that must be measured under the fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balances sheet as of June 30, 2023 and December 31, 2022:

	Fair Value Measurements at June 30, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$1,588,794	$-	$-
Right-of-use-asset	-	-	163,377
Notes receivable	-	384,628	-
Total assets	1,588,794	384,628	163,377
Liabilities
Notes payable	-	234,500	-
Revolving line of credit	-	42,750	-
Lease liability	-	-	159,652
Total liabilities	-	277,250	159,652
	$1,588,794	$107,378	$3,725

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$312,697	$-	$-
Cash, restricted	235,750	-	-
Notes receivable	-	384,628	-
Total assets	548,447	384,628	-
Liabilities
Convertible notes payable, related parties	-	-	140,000
Convertible notes payable	-	-	4,919,191
Notes payable	-	2,284,500	-
Revolving line of credit	-	91,541	-
Total liabilities	-	2,376,041	5,059,191
	$548,447	$(1,991,413)	$(5,059,191)

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the six months ended June 30, 2023 or the year ended December 31, 2022.

Note 4 – Major Customers and Accounts Receivable

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total net revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the six months ended June 30, 2023, two customers, KEHE distributors and Wal-Mart, accounted for 78% of net revenue, and two customers, KEHE distributors and Costco, accounted for 88% of net revenue for the six months ended June 30, 2022.

For the six months ended June 30, 2023, two customers, KEHE distributors and Wal-Mart, accounted for 74% of accounts receivable, and for the six months ended June 30, 2022, four customers, KEHE distributors, Market Distributing, UNFI and Wal-Mart, accounted for 89% of accounts receivable.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Other Current Assets

Other current assets consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Prepaid insurance costs	$419	$959
Prepaid advertising and trade show fees	11,544	19,485
Prepaid professional fees	13,033	12,617
Prepaid taxes	209,551	-
Refunds receivable	-	1,594
Interest receivable	13,718	7,996
Advances to co-manufacturer, NXTDried(1)	467,637	455,128
Total	$715,902	$497,779

(1)	The Company has advanced NXTDried Superfoods SAC (“NXTDried”), a company organized under the laws of Peru, with its principal office in San Isidro, Lima, Peru., a total of $467,637 over various dates between January 28, 2022 and May 31, 2023, for the purchase and construction of the facility and infrastructure necessary to facilitate the manufacturing of the Company’s products. The advance is to be repaid in the form of a $1.00 USD per kilogram discount on all products manufactured for the Company. The advance is not currently backed by a promissory note, and is unsecured. A total of $1,791 was credited against purchases made from NXTDried during the six months ended June 30,2023.

Note 6 – Restricted Cash

On May 7, 2021, the Company entered into a secured loan agreement (“Loan Agreement”) with EnWave Corporation (“EnWave”) that was partially collateralized with a cash pledge in the amount of $125,000, which was subsequently replaced by a Guarantee Agreement, dated November 22, 2021, in which the cash pledge was increased to $235,750 to cover EnWave’s responsibility for additional Value Added Taxes (“VAT”). The restriction was to lapse on May 30, 2023, or when the related long-term debt was satisfied. On May 25, 2023, the funds were released, net of a finance cost of $2,082.

The following table provides a reconciliation of cash and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Cash	$1,588,794	$312,697
Restricted cash	-	235,750
Total cash and restricted cash	$1,588,794	$548,447

Note 7 – Property and Equipment

Property and equipment as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
	2023	2022
Equipment and machinery	$1,126,869	$1,116,769
Less: Accumulated depreciation	(206,060)	(94,479)
Total property and equipment, net	$920,809	$1,022,290

Depreciation of property and equipment was $111,581 and $162 for the six months ended June 30, 2023 and 2022, respectively.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Notes Receivable

Nanuva Note Receivable

On February 4, 2021, the Company entered into a Manufacturing and Distributorship Agreement (“MDA”) with Natural Nutrition SpA, a Chilean company (“Nanuva”), in which the Company loaned $500,000 to Nanuva (“Advance Payment”) to help finance the capital investment needed for Nanuva to purchase two industrial fruit drying machines to be used in servicing the Company’s manufacturing needs. Pursuant to the MDA, the Company will recover the Advance Payment no later than May 31, 2027, and the loan will bear interest at 3% per annum. The loan shall be repaid pursuant to a two-dollar ($2/kg) deduction in the price of any product exported by Nanuva to the Company with certain mandatory minimum annual payments. The MDA shall expire on May 31, 2027, with automatic annual renewals thereafter, unless it is terminated in accordance with the provisions within the agreement. As of June 30, 2023, a total of $131,594 had been repaid as a reduction of inventory costs, consisting of $115,372 of principal and $16,222 of interest. As of June 30, 2023, a total of $398,346 was due from Nanuva, consisting of $384,628 of principal and $13,718 of unpaid interest. The loan is collateralized by a second lien in the equipment Pursuant to the MDA, the Company has been appointed as the distributor with exclusivity granted to the Company for the following territories:

	Exclusivity	Minimum Volume
Product	Territories	(Kg/month)(“MOQ”)
Avocado Powder	Worldwide (except Chile)	1,000
Banana Chips	Worldwide (except Chile)	1,000
Avocado Snacks	North America (Canada and USA)	1,000
Avocado Chips	Worldwide	1,000
Other Powders	No Exclusivity	-0-

Note 9 – Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2023 and December 31, 2022, respectively:

	June 30,	December 31,
	2023	2022
Accrued payroll and taxes	$47,217	$40,089
Accrued interest	52,580	602,246
Accrued chargebacks	5,436	46,387
Total accrued expenses	$105,233	$688,722

Note 10 – Convertible Notes Payable, Related Parties

Convertible notes payable, related parties consisted of the following at June 30, 2023 and December 31, 2022, respectively:

	June 30,	December 31,
	2023	2022

On January 5, 2023, the Company sold an unsecured convertible promissory note for $25,000 to the Chief Executive Officer’s parents, Mr. Tom and Carol Healy, bearing interest at 8% per annum, mature on the earlier of: a) June 30, 2023, b) the closing of a Qualified Subsequent Financing, c) the closing of a change of control, or d) the Company’s S-1 registration statement being declared effective and the signing of a firm commitment underwriting agreement for a capital raise of at least ten million dollars ($10,000,000). The note was convertible at a fixed conversion price of $4.125 per common share, and all interest was deemed to have stopped accruing as of a date selected by the Company that is up to 10 days prior to the effective date of the registration statement filed in connection with the IPO. The note was mandatorily convertible upon the Company’s S-1 registration statement being declared effective and the signing of a firm commitment underwriting agreement for a capital raise of at least ten million dollars ($10,000,000). The public offering proceeds threshold had subsequently been amended to $5,000,000, along with all of the other outstanding convertible notes. The note carried a default interest rate of 18% per annum. (See the description of the First Quarter of 2023 Convertible Notes in Note 11 – Convertible Notes Payable, below). On June 15, 2023, the note, consisting of $25,000 of principal and $800 of interest, was converted into 6,255 shares of common stock. The note was converted in accordance with the conversion terms; therefore, no gain or loss had been recognized.	$-	$-

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

On December 31, 2021, the Company sold a convertible promissory note (“CFO Note”) to the Company’s then Chief Financial Officer, Douglas Durst, in the face amount of $90,000. The unsecured CFO Note, carried interest at 5% per annum, originally carried an automatic conversion upon (i) a Qualified Financing, consisting of the closing of the sale of shares of its stock of at least $1,000,000, at a conversion rate of the lesser of (i) the product of (x) eight-tenths (0.8) and (y) the price per share paid by the purchasers of the preferred stock sold in the Qualified Financing and (ii) the price per share obtained by dividing $7,000,000 (the “Valuation Cap”) by the Company’s fully-diluted capitalization immediately prior to the Qualified Financing (excluding any shares issued upon conversion of convertible debt), were amended on December 17, 2021 to be automatically converted upon the date on which a registration statement for the Company’s underwritten public offering of its common stock with total proceeds to the Company of not less than $10,000,000 (the “IPO”) was effective, at a fixed conversion price of $4.125 per common share, and all interest was deemed to have stopped accruing as of a date selected by the Company that is up to 10 days prior to the effective date of the registration statement filed in connection with the IPO. The maturity date was extended to June 30, 2023 and the public offering proceeds threshold had been amended to $5,000,000. On June 15, 2023, the note, consisting of $90,000 of principal and $6,362 of interest, was converted into 23,361 shares of common stock. The note was converted in accordance with the conversion terms; therefore, no gain or loss had been recognized.	-	90,000

On May 28, 2020, the Company sold a convertible promissory note (“Coulter Note”) to the Company’s Chief Financial Officer, Chris Coulter, in the face amount of $50,000. The unsecured Coulter Note, carried interest at 5% per annum, originally carried an automatic conversion upon (i) a Qualified Financing, consisting of the closing of the sale of shares of its stock of at least $1,000,000, at a conversion rate of the lesser of (i) the product of (x) eight-tenths (0.8) and (y) the price per share paid by the purchasers of the preferred stock sold in the Qualified Financing and (ii) the price per share obtained by dividing $7,000,000 (the “Valuation Cap”) by the Company’s fully-diluted capitalization immediately prior to the Qualified Financing (excluding any shares issued upon conversion of convertible debt), were amended on December 17, 2021 to be automatically converted upon the date on which a registration statement for the Company’s underwritten public offering of its common stock with total proceeds to the Company of not less than $10,000,000 (the “IPO”) was effective, at a fixed conversion price of $4.125 per common share, and all interest was deemed to have stopped accruing as of a date selected by the Company that is up to 10 days prior to the effective date of the registration statement filed in connection with the IPO. The maturity date was also extended to June 30, 2023 and the public offering proceeds threshold had been amended to $5,000,000. On June 15, 2023, the note, consisting of $50,000 of principal and $7,525 of interest, was converted into 13,946 shares of common stock. The note was converted in accordance with the conversion terms; therefore, no gain or loss had been recognized.	-	50,000

Convertible notes payable, related parties	$-	$140,000

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total discounts of $19,054 on the CFO Note and $19,961 on the Coulter Note upon the respective origination dates for the embedded derivative features of the convertible debts. The discounts were amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $19,003 of interest expense pursuant to the amortization of note discounts during the six months ended June 30, 2022.

In accordance with ASC 815-15, the Company determined that the variable conversion feature and shares to be issued on the Convertible Notes, Related Parties represented embedded derivative features, and these are shown as derivative liabilities on the balance sheet. The Company calculated the fair value of the compound embedded derivatives associated with the convertible debentures utilizing a Monte Carlo simulation model.

The Company recorded interest expense pursuant to the stated interest rates on the Convertible Notes, Related Parties in the amount of $3,696 and $2,361 for the six months ended June 30, 2023 and 2022, respectively.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 11 – Convertible Notes Payable

Convertible notes payable consists of the following at June 30, 2023 and December 31, 2022, respectively:

	June 30,	December 31,
	2023	2022

On various origination dates between January 5, 2023 and March 27, 2023, the Company sold a total of ten (10) individual convertible promissory notes (“First Quarter of 2023 Convertible Notes”) with substantially the same terms in exchange for gross proceeds of $442,500. The unsecured First Quarter of 2023 Convertible Notes, bearing interest at 8% per annum, matured on the earlier of: a) June 30, 2023, b) the closing of a Qualified Subsequent Financing, c) the closing of a change of control, or d) the Company’s S-1 registration statement being declared effective and the signing of a firm commitment underwriting agreement for a capital raise of at least ten million dollars ($10,000,000). Each First Quarter of 2023 Convertible Notes was convertible at a fixed conversion price of $4.125 per common share, and all interest shall be deemed to have stopped accruing as of a date selected by the Company that is up to 10 days prior to the effective date of the registration statement filed in connection with the IPO. Each note is mandatorily convertible upon the Company’s S-1 registration statement being declared effective and the signing of a firm commitment underwriting agreement for a capital raise of at least ten million dollars ($10,000,000). The public offering proceeds threshold has subsequently been amended to $5,000,000, along with all of the other outstanding convertible notes. The First Quarter of 2023 Convertible Notes carry a default interest rate of 18% per annum. On June 15, 2023, the notes, consisting of an aggregate $442,500 of principal and $9,801 of interest, were converted into 109,655 shares of common stock. The notes were converted in accordance with the conversion terms; therefore, no gain or loss had been recognized.	$-	$-

On various origination dates between October 28, 2022 and December 13, 2022, the Company sold a total of sixteen (16) individual convertible promissory notes (“2022 Convertible Notes”) with substantially the same terms in exchange for gross proceeds of $645,600. The unsecured Convertible Notes, bearing interest at 8% per annum, matured on the earlier of: a) June 30, 2023, as extended from the original maturity date of June 30 2023, b) the closing of a Qualified Subsequent Financing, c) the closing of a change of control, or d) the Company’s S-1 registration statement being declared effective and the signing of a firm commitment underwriting agreement for a capital raise of at least ten million dollars ($10,000,000). Each note was convertible at a fixed conversion price of $4.125 per common share, and all interest shall be deemed to have stopped accruing as of a date selected by the Company that is up to 10 days prior to the effective date of the registration statement filed in connection with the IPO. Each note is mandatorily convertible upon the Company’s S-1 registration statement being declared effective and the signing of a firm commitment underwriting agreement for a capital raise of at least ten million dollars ($10,000,000). The public offering proceeds threshold has subsequently been amended to $5,000,000. The notes carry a default interest rate of 18% per annum. On June 15, 2023, the notes, consisting of an aggregate $645,600 of principal and $27,925 of interest, were converted into 163,284 shares of common stock. The notes were converted in accordance with the conversion terms; therefore, no gain or loss had been recognized.	-	645,600

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

On June 6, 2022, the Company completed the sale of a (i) convertible promissory note in the principal amount of $200,000 (“Fluffco Convertible Note”) to Fluffco, LLC (“Fluffco”), and (ii) a five-year warrant to purchase 8,485 shares of the Company’s common stock at an exercise price of $6.50 per share, for an aggregate purchase price of $186,000, pursuant to a Securities Purchase Agreement between the Company and Fluffco (the “Purchase Agreement”). The unsecured convertible note carried interest at 8% per annum and a default rate of 18%, which was mandatorily convertible upon the date on which a registration statement for the Company’s underwritten public offering of its common stock with total proceeds to the Company of not less than $10,000,000 was effective, at a fixed conversion price of $4.125 per common share. The note matured on November 30, 2022, and all interest was deemed to have stopped accruing as of a date selected by the Company that was up to 10 days prior to the effective date of the registration statement filed in connection with the IPO. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 35% and a call option value of $0.2679, was $8,485, and was amortized as a debt discount over the life of the loan. The Company received net proceeds of $186,000 after deductions of debt discounts, consisting of $14,000 of legal fees. The maturity dates were extended to June 30, 2023 and the public offering proceeds threshold had been amended to $5,000,000. On June 15, 2023, the note, consisting of $200,000 of principal and $15,737 of interest, was converted into 52,300 shares of common stock. The note was converted in accordance with the conversion terms; therefore, no gain or loss had been recognized.	-	200,000

On May 26, 2022, the Company completed the sale of a (i) convertible promissory note in the principal amount of $1,250,000 (“Foss Convertible Note”) to Don Foss (“Foss”), and (ii) a five-year warrant to purchase 45,833 shares of the Company’s common stock at an exercise price of $6.50 per share, for an aggregate purchase price of $1,162,500, pursuant to a Securities Purchase Agreement between the Company and Foss (the “Purchase Agreement”). The unsecured convertible note carried interest at 8% per annum and a default rate of 18%, which was mandatorily convertible upon the date on which a registration statement for the Company’s underwritten public offering of its common stock with total proceeds to the Company of not less than $10,000,000 was effective, at a fixed conversion price of $4.125 per common share. The note matured on November 30, 2022, and all interest was deemed to have stopped accruing as of a date selected by the Company that is up to 10 days prior to the effective date of the registration statement filed in connection with the IPO. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 34% and a call option value of $0.2570, was $45,833, and was amortized as a debt discount over the life of the loan. The Company received net proceeds of $1,162,500 after deductions of debt discounts, consisting of $87,500 of legal fees. The maturity dates were extended to June 30, 2023 and the public offering proceeds threshold had been amended to $5,000,000. On June 15, 2023, the note, consisting of $1,250,000 of principal and $99,726 of interest, was converted into 327,207 shares of common stock. The note was converted in accordance with the conversion terms; therefore, no gain or loss had been recognized.	-	1,250,000

On various origination dates between February 15, 2022 and February 25, 2022, the Company sold two (2) individual convertible promissory notes (“First Convertible Eagle Vision Notes”) with a face value of $350,000 each, under substantially the same terms. The unsecured convertible notes carried interest at 5% per annum and a default rate of 18%, which were mandatorily convertible upon the date on which a registration statement for the Company’s underwritten public offering of its common stock with total proceeds to the Company of not less than $10,000,000 was effective, at a fixed conversion price of $4.125 per common share. The notes matured on November 30, 2022, and all interest was deemed to have stopped accruing as of a date selected by the Company that was up to 10 days prior to the effective date of the registration statement filed in connection with the IPO. The maturity dates were extended to June 30, 2023 and the public offering proceeds threshold had been amended to $5,000,000. On June 15, 2023, the notes, consisting of an aggregate $700,000 of principal and $44,590 of interest, were converted into 180,508 shares of common stock. The notes were converted in accordance with the conversion terms; therefore, no gain or loss had been recognized.	-	700,000

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

On various origination dates between March 1, 2018 and December 31, 2021, the Company sold a total of fifty-two (52) individual convertible promissory notes (“Convertible Notes”) with substantially the same terms, for total proceeds of $2,143,591. The unsecured Convertible Notes carried interest at 5% per annum, which originally carried an automatic conversion upon (i) a Qualified Financing, consisting of the closing of the sale of shares of its stock of at least $1,000,000, at a conversion rate of the lesser of (i) the product of (x) eight-tenths (0.8) and (y) the price per share paid by the purchasers of the preferred stock sold in the Qualified Financing and (ii) the price per share obtained by dividing $7,000,000 (the “Valuation Cap”) by the Company’s fully-diluted capitalization immediately prior to the Qualified Financing (excluding any shares issued upon conversion of convertible debt), were amended on December 17, 2021 to be automatically converted upon the date on which a registration statement for the Company’s underwritten public offering of its common stock with total proceeds to the Company of not less than $5,000,000, as amended, was effective at fixed conversion prices of either $2.05 or $4.125 per common share (six (6) of the Convertible Notes, totaling $355,000 of principal, were amended to convert at $2.05 per common share, and forty-six (46) of the Convertible Notes, totaling $1,788,591 of principal, were amended to convert at $4.125 per common share), and all interest was deemed to have stopped accruing as of a date selected by the Company that was up to 10 days prior to the effective date of the registration statement filed in connection with the IPO. On February 14, 2022, one of the Convertible Notes was repaid, consisting of $20,000 of principal and $3,586 of interest. The Convertible Notes were originally set to mature after eighteen months but were later amended to extend the maturity to June 30, 2023 and the public offering proceeds threshold had been amended to $5,000,000. On June 15, 2023, the notes, consisting of an aggregate $2,123,591 of principal and $290,047 of interest, were converted into 695,655 shares of common stock. The notes were converted in accordance with the conversion terms; therefore, no gain or loss had been recognized.	-	2,123,591

Total convertible notes payable	$-	$4,919,191

In accordance with ASC 470, the Company recorded total discounts of $1,604,537 for the embedded derivative features of the convertible debts incurred as of December 31, 2022. The discounts were amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $1,028,509 of interest expense pursuant to the amortization of note discounts for the six months ended June 30, 2022.

In accordance with ASC 815, the Company determined that the variable conversion feature and shares to be issued on the Convertible Notes represented embedded derivative features, and these are shown as derivative liabilities on the balance sheet. The Company calculated the fair value of the compound embedded derivatives associated with the convertible debentures utilizing a Monte Carlo simulation model. In 2021, under ASC 480-10-25, the conversion feature of the convertible notes was accounted for as a liability since the conversion was a discount to the IPO price, which “lacked risk” for the note holder and forced liability accounting. Effective January 1, 2022, the convertible notes with the conversion feature were amended to fixed conversion rates of either $2.05 or $4.125 per share, therefore in 2022, ASC 480-10-25 no longer applies given the fixed conversion rate and the derivative liability was removed.

The Company recorded interest expense pursuant to the Convertible Notes in the amount of $138,316 and $96,573, consisting of stated interest rates on the Convertible Notes in the amount of $138,316 and $75,963, and $-0- and $20,610 of amortized debt discounts, for the six months ended June 30, 2023 and 2022, respectively, including $2,490 of amortized debt discounts on warrants for the six months ended June 30, 2022.

Note 12 – Notes Payable

On June 12, 2023, we accepted subscriptions for $170,000 and issued senior secured promissory notes and stock purchase warrants to four accredited investors. Each promissory note (titled a “Subordinated Note”) accrued interest at an annual rate of 15%, of which 10% was to be paid monthly, and the remaining 5% to remain unpaid, compound annually, and was due and payable on the maturity date. Upon default, the aggregate interest rate would increase to 18% per annum. Each Subordinated Note was due and payable on the earlier of: (i) December 31, 2023, (b) the closing of a “Qualified Subsequent Financing”, and (c) the closing of an initial public offering, as amended. In the event a note was pre-paid, we were required to pay a minimum one-year of interest. The term “Qualified Subsequent Financing” means the next sale, or series of related sales, of any security in which we received $2,000,000 or more from any parties that do not currently own, directly or indirectly, any of our common stock. We received proceeds of $170,000 in connection with the offering. The Subordinated Notes were a general secured obligation of the Company, subordinated to the Senior Secured Notes mentioned below. During the quarter ended June 30, 2023, the $170,000 of principal was repaid, along with $25,500 of guaranteed interest.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

In addition to the Senior Secured Notes, each investor received a warrant to purchase shares of our common stock at $6.00 per share, with an issuance date of July 1, 2023, and expiring ten years from the issuance date. The aggregate number of shares available for purchase under the warrants are 30,000 shares, which were amortized as a debt discount over the life of the notes. We were required to register the shares issuable upon exercise of the warrants with the SEC in this filing. Prior to the exercise of a warrant, we are required to provide the investor monthly unaudited financial statements of income, cash flows, and stockholders’ equity. The principal balance of the notes payable was paid in full during the second quarter of 2023. The Company recorded total debt discounts of $46,090 on warrants granted to the four investors for warrants issued in consideration of the debt financing received on June 12, 2023. The debt discounts were amortized as a debt discount over the original life of the notes, resulting in $46,090 of finance costs for the six months ended June 30, 2023.

On March 15, 2023, the Company completed the sale of a Note to The John & Kristen Hinman Trust Dated February 23, 2016 (“Hinman”, “the Hinman Note”), pursuant to the Loan Agreement between the Company and Hinman. The Hinman Note bears interest at 18% per annum, based on a 360-day year, and carries a monthly default rate of 1.5% of all outstanding principal, interest, fees and penalties. The Hinman Note matures on September 14, 2023, and is secured by the Company’s accounts receivable from Walmart.

On May 7, 2021, we accepted subscriptions for $1,000,000 and issued senior secured promissory notes and stock purchase warrants to six accredited investors. Each promissory note (titled a “Subordinated Note”) accrued interest at an annual rate of 15%, of which 10% was to be paid monthly, and the remaining 5% to remain unpaid, compound annually, and was due and payable on the maturity date. Upon default, the aggregate interest rate would increase to 18% per annum. Each Subordinated Note was due and payable on the earlier of: (i) November 30, 2022, (b) the closing of a “Qualified Subsequent Financing”, and (c) the closing of an initial public offering, as amended. In the event a note was pre-paid, we are required to pay a minimum one-year of interest. The term “Qualified Subsequent Financing” means the next sale, or series of related sales, of any security in which we received $2,000,000 or more from any parties that do not currently own, directly or indirectly, any of our common stock. The maturity dates were extended to June 30, 2023. We received gross proceeds of $1,000,000 in connection with the offering, and net proceeds of $890,000, after payment of $110,000 in diligence fees to Eagle Vision Ventures, Inc. (“Eagle Vision”), which was amortized as a debt discount over the original life of the notes. The Subordinated Notes were a general secured obligation of the Company, subordinated to the Senior Secured Notes mentioned below. During the quarter ended June 30, 2023, the $1,000,000 of principal was repaid, along with $143,663 of interest. A total of $18,750 of interest was still owed as of June 30, 2023.

The documentation with the investors of our May 2021 Bridge Financing contains affirmative covenants required us to make available to the investors our officers, senior employees, and public accounts to discuss and advise on the affairs of the company and provide to them monthly financial statements and annual budgets. We were also required to file a registration statement with the SEC in connection with an initial public offering. The negative covenants in the documentation precluded us from incurring indebtedness senior to the Senior Secured Notes, incur any lien on our real or personal property, and dispose of any property outside the ordinary course of business.

In addition to the Senior Secured Notes, each investor received a warrant to purchase shares of our common stock at $7.10 per share, expiring ten years from the issuance date, as subsequently amended on March 7, 2022. The total number of shares available for purchase under the warrants are 154,243 shares, including 15,382 warrants issued as offering costs in connection with the Subordinated Notes, which were also amortized as a debt discount over the life of the notes. We are required to register the shares issuable upon exercise of the warrants with the SEC in this filing. Prior to the exercise of a warrant, we are required to provide the investor monthly unaudited financial statements of income, cash flows, and stockholders’ equity. The principal balance of the notes payable was paid in full during the second quarter of 2023 and was $1,000,000 as of December 31, 2022. The Company recorded total discounts of $176,228 on the Subordinated Notes, consisting of $110,000 of loan origination costs paid to Eagle Vision Ventures, Inc, and an aggregate $66,228 of debt discounts on warrants granted to the eight investors for warrants issued in consideration of the debt financing received on May 7, 2021, including warrants issued as offering costs to two additional parties. The debt discounts were amortized as a debt discount over the original life of the notes, resulting in $39,951 of finance costs, including $15,014 of amortized discounts attributable to the warrants for the six months ended June 30, 2022.

On December 8, 2020, we accepted subscriptions for $1,250,000 and issued senior secured promissory notes and stock purchase warrants to three accredited investors. Each promissory note (titled a “Senior Secured Note”) accrued interest at an annual rate of 15%, of which 10% was to be paid monthly, and the remaining 5% to remain unpaid, compound annually, was due and payable on the maturity date. Upon default, the aggregate interest rate would increase to 18% per annum. Each Senior Secured Note was due and payable on the earlier of: (i) November 30, 2022, (b) the closing of a “Qualified Subsequent Financing”, and (c) the closing of an initial public offering, as amended. In the event a note was pre-paid, we were required to pay a minimum one-year of interest. The term “Qualified Subsequent Financing” means the next sale, or series of related sales, of any security in which we received $2,000,000 or more from any parties that do not currently own, directly or indirectly, any of our common stock. The maturity dates were extended to June 30, 2023. We received net proceeds of $1,115,000, after payment of $135,000 in diligence fees to Eagle Vision, in connection with the offering. During the quarter ended June 30, 2023, the $1,250,000 of principal was repaid, along with $214,609 of interest. A total of $20,833 of interest was still owed as of June 30, 2023.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Senior Secured Notes were a general secured obligation of the Company, senior in all respects to the liens, terms, covenants, and conditions of all existing debt of the Company, except for our loans from Small Business Administration. We executed a Security Agreement concurrently with the issuance of the Notes and filed UCC financing statements with the Oregon Secretary of State.

The documentation with the investors of our December 2020 Bridge Financing contains affirmative covenants that require us to make available to the investors our officers, senior employees, and public accounts to discuss and advise on the affairs of the company and provide to them monthly financial statements and annual budgets. We were also required to file a registration statement with the SEC in connection with an initial public offering. The negative covenants in the documentation preclude us from incurring indebtedness senior to the Senior Secured Notes, incur any lien on our real or personal property, and dispose of any property outside the ordinary course of business.

In addition to the Senior Secured Notes, each investor received a warrant to purchase shares of our common stock at $2.60 per share, expiring ten years from the issuance date, as subsequently amended on March 7, 2022. The total number of shares available for purchase under the warrants are 179,396 shares, including 47,811 warrants issued as offering costs in connection with the Subordinated Notes, which were also amortized as a debt discount over the original life of the notes. We were required to register the shares issuable upon exercise of the warrants with the SEC. Prior to the exercise of a warrant, we are required to provide the investor monthly unaudited financial statements of income, cash flows, and stockholders’ equity for each such monthly period. The principal balance of the Senior Secured Notes was paid in full as of June 30, 2023, and $1,250,000 was outstanding at December 31, 2022. The Company recorded total discounts of $180,196 on the Senior Secured Notes, consisting of $135,000 of loan origination costs paid to Eagle Vision Ventures, Inc, and an aggregate $45,196 of debt discounts on warrants granted to the five investors for warrants issued in consideration of the debt financing received on December 8, 2020, including warrants issued as offering costs to two additional parties. The debt discounts were amortized as a debt discount over the original life of the notes, resulting in $29,648 of finance costs, including $7,436 of amortized discounts attributable to the warrants for the six months ended June 30, 2022.

On May 17, 2020, the Company entered into a loan authorization and loan agreement with the United States Small Business Administration (the “SBA”), as lender, pursuant to the SBA’s Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business (the “EIDL Loan Agreement”) encompassing a $34,500 Promissory Note issued to the SBA (the “EIDL Note”) (together with the EIDL Loan Agreement, the “EIDL Loan”), bearing interest at 3.75% per annum. In connection with entering into the EIDL Loan, the Company also executed a security agreement, dated May 17, 2020, between the SBA and the Company (the “EIDL Security Agreement”) pursuant to which the EIDL Loan is secured by a security interest on all of the Company’s assets. Under the EIDL Note, the Company is required to pay principal and interest payments of $169 every month beginning May 17, 2021; however, the SBA extended the repayment date to November 17, 2022. All remaining principal and accrued interest is due and payable on May 17, 2050. The EIDL Note may be repaid at any time without penalty. The principal balance of the EIDL Loan was $34,500 as of June 30, 2023 and December 31, 2022.

Notes payable consists of the following as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022

Total notes payable	$234,500	$2,284,500
Less: unamortized debt discounts	-	-
Notes payable	$234,500	$2,284,500
Less: current maturities	200,000	2,250,000
Notes payable, less current maturities	$34,500	$34,500

The Company recognized $241,710 and $671,180 of interest expense on notes payable for the six months ended June 30, 2023 and 2022, respectively. Interest expense consisted of $195,620 of stated interest expense and $46,090 of amortized debt discounts due to warrants issued on a Subordinated Note during the six months ended June 30, 2023. Interest expense consisted of $171,023 of stated interest expense and $122,958 of amortized debt discounts, including $39,661 of amortization of the debt discount due to warrants on the Senior Secured Notes and Subordinated Notes, and $377,200 of expense related to the amendment of those warrants, during the six months ended June 30, 2022.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 13 – Revolving Line of Credit

On October 1, 2021, we entered into a Growth Line of Credit Agreement (“LOC”) with Ampla LLC, formerly known as Gourmet Growth (“Gourmet Growth”), which allows us to draw funds from time to time, up to an aggregate principal amount of $400,000, for the purpose of purchasing inventory. The LOC accrues interest at 15% per annum and requires a 2% origination fee on each draw. The LOC was secured by all receivables, and all other tangible and intangible personal property, including, but not limited to cash, inventory, equipment, investments, contract rights and other general intangibles and chattel paper. The LOC requires that we collect payments on our accounts receivable in an account, in which Gourmet Growth is able to collect a percentage of the collections to repay the LOC. The line of credit is revolving and automatically renewed upon use for a 12-month period. Repayment is made from current receivables.

The Company’s balance of the LOC was $42,750 and $91,541 as of June 30, 2023 and December 31, 2022, respectively.

The Company recorded interest expense pursuant to the stated interest rates on the LOC in the amount of $7,786 and $10,277 for the six months ended June 30, 2023 and 2022, respectively.

The Company recognized interest expense for the six months ended June 30, 2023 and 2022 respectively, as follows:

	June 30,	June 30,
	2023	2022
Interest on convertible notes payable, related parties	$3,696	$2,361
Interest on convertible notes payable	138,316	75,963
Interest on notes payable	195,620	171,023
Amortization of debt discounts	-	101,417
Amortization of debt discounts, warrants	46,090	42,151
Amended warrants	-	377,200
Amortization of debt discounts, derivatives	-	1,047,512
Interest on revolving line of credit	7,786	10,277
Finance charge on letter of credit	2,082	-
Interest on credit cards	2,406	1,542
Total interest expense	$395,996	$1,829,446

The aggregate amounts of maturities of notes payable during each of the five years following the balance sheet date and thereafter, including amounts due within one year and classified as current, are as follows:

Fiscal Year Ending	Note Payable Maturities
December 31,	EIDL	Hinman	Total
2023*	$-	$200,000	$200,000
2024	-	-	-
2025	-	-	-
2026	-	-	-
2027	83	-	83
2028 and thereafter	34,417	-	34,417
	$34,500	$200,000	$234,500
Less effects of discounting	-	-	-
Total notes payable	$34,500	$200,00	$234,500

*	Based on the remaining nine months for the year ending December 31, 2023.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 14 – Leases

The Company has financed production equipment with an acquisition cost of approximately $168,141 under a finance lease with a five-year term and a bargain purchase price of $1.00 at the end of the lease term. The finance lease commenced on May 9, 2023 and expires on August 31, 2027, with monthly lease payments of $3,657 commencing June 1, 2023, subject to the ASU 2016-02. As the Company’s lease does not provide implicit discount rates, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

The components of lease expense were as follows:

	For the Six Months Ended
	June 30,
	2023	2022
Finance lease cost:
Amortization of right-of-use asset	$4,943	$-
Interest on lease liability	3,067	-
Total finance lease cost	$8,010	$-

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2023	2022
Finance lease:
Finance lease assets	$163,377	$-

Current portion of finance lease liability	$47,170	-
Noncurrent finance lease liability	116,902	-
Total finance lease liability	$164,072	$-

Weighted average remaining lease term:
Finance lease	4.2 years

Weighted average discount rate:
Finance lease	11.00%

Supplemental cash flow and other information related to finance leases was as follows:

	For the Six Months Ended
	June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Finance cash flows used for finance leases	$4,248	$-

Leased assets obtained in exchange for lease liabilities:
Total finance lease liabilities	$168,320	$-

The future minimum lease payments due under finance leases as of June 30, 2023 is as follows:

Year Ending	Minimum Lease
December 31,	Commitments
2023 (for the six months remaining)	$40,022
2024	43,886
2025	43,886
2026	43,886
2027 and thereafter	29,258
$200,938
Less effects of discounting	36,866
Lease liability recognized	$164,072

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 15 – Commitments and Contingencies

Legal Matters

From time to time, the Company may be a party to various legal matters, threatened claims, or proceedings in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Legal accruals are recorded when and if it is determined that a loss related to a certain matter is both probable and reasonably estimable.

Finance Lease

The Company leases equipment under a non-cancelable finance lease payable in monthly installments of $3,657 expiring on August 31, 2027.

Revolving Line of Credit

The Company has contractual obligations under its LOC. Additionally, the Company from time to time may be involved in various inquiries, administrative proceedings and litigation relating to matters arising in the normal course of business. The Company is not aware of any inquiries or administrative proceedings and is not currently a defendant in any material litigation and is not aware of any threatened litigation that could have a material effect on the Company.

Other Contractual Commitments

On January 19, 2022, the Company entered into a contract manufacturing agreement with NXTDried Superfoods SAC to produce for the Company products for distribution. The Company agreed to pre-pay for inventory via an advance to enable the Manufacturer to invest in necessary processing facilities that will be reimbursed to the Company on an agreed per kg basis over the period from 2022 to 2026.

On May 7, 2021, the Company entered into a license agreement (“License Agreement”) with EnWave, pursuant to which EnWave licensed the EnWave technology, a collection of patents and intellectual property used to manufacture and operate vacuum microwave dehydration machines (the “EnWave Equipment”), to the Company. The License Agreement entitles EnWave to a fixed royalty percentage on all revenue from the sale of products produced using EnWave Equipment, net of trade or volume discounts, refunds paid, settled claims for damaged goods, applicable excise, sales and withholding taxes imposed at the time of the sale, and provides the Company with certain exclusivity rights. In order to maintain the exclusivity of the avocado products, the Company agreed to annual royalty minimums as follows:

Year	Exclusivity Retention Royalty
2021	$-
2022	-
2023	206,763
2024	225,000
2025 and each subsequent year of the term	300,000
2026	300,000
2027	300,000
Total*	$1,331,763

The unrecognized commitment thereafter is $300,000 in perpetuity, as long as the Company elects to maintain exclusivity.

In addition to the initial EnWave Equipment we purchased, the Company agreed to the purchase of additional equipment over time. The additional equipment purchase schedule requires the Company to purchase a “Second EnWave Machine” on or before, June 30, 2023, and pay a non-refundable down payment of 40% of the purchase price, or pay up-to four non-refundable deposits for the Second EnWave Machine in the amount of fifty thousand dollars ($50,000) each on September 30, 2023, December 31, 2023, March 31, 2024 and June 30, 2024 (the “Interim Deposits”), and pay the remainder of a 40% down payment of the purchase price on or before June 30, 2024. The Company is also required to execute an Equipment Purchase Agreement for a 120kW, or greater rated power, EnWave Equipment (the “Third EnWave Machine”) on or before December 31, 2025, and satisfy the payment obligations required with respect to the Third EnWave Machine by the License Agreement. The Company is also required to enter into an Equipment Purchase Agreement for a 120kW, or greater, rated power EnWave Equipment (the “Fourth EnWave Machine”) on, or before, December 31, 2026, and to satisfy the payment obligations required with respect to the Fourth EnWave Machine by the License Agreement. The License Agreement is effective as long as EnWave possesses its EnWave technology. There have been no royalty payments to date, and any future minimum royalty payments or equipment purchases under this license agreement are an unrecognized commitment, as they relate to retaining exclusivity of the avocado products going forward and the Company can elect not to pay.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 16 – Changes in Stockholders’ Deficit

Preferred Stock

The Company has authorized 8,000,000 shares of $0.001 par value preferred stock. As of June 30, 2023, none of the preferred stock had been designated or issued.

Common Stock

The Company has authorized 80,000,000 shares of $0.001 par value common stock. As of June 30,2023, a total of 3,962,940 shares of common stock had been issued. Each holder of common stock is entitled to one vote for each share of common stock held.

Initial Public Offering

In June 2023, the Company completed its IPO, which included the sale and issuance of 1,190,000 shares of its common stock at $6.00 per share, and warrants to purchase 82,110 shares at $7.20 per share, exercisable between December 18, 2023 and December 18, 2028, pursuant to the underwriters’ agreement. The Company received net proceeds of $6,226,000, after deducting underwriters’ discounts and commissions and before consideration of other issuance costs. Prior to the IPO, all deferred offering costs were capitalized in other noncurrent assets on the balance sheets. Deferred offering costs of $1,283,954, primarily consisting of accounting, legal, and other fees related to the Company’s IPO, were offset against the IPO proceeds upon the closing of the Company’s IPO, resulting in $4,942,046 of net equity received on the IPO.

Debt Conversions

In connection with the IPO, a total of $6,029,204 of convertible debt, consisting of $5,526,691 of principal and $502,513 of interest, was converted into 1,572,171 shares of common stock, inclusive of $179,687, consisting of $165,000 of principal and $14,687 of interest, converted into 43,562 shares of common stock issued upon the conversion of debts held by related parties. The notes were converted in accordance with the conversion terms; therefore, no gain or loss had been recognized.

Note 17 – Common Stock Options

Stock Incentive Plan

Our board of directors and shareholders adopted our 2022 Omnibus Equity Incentive Plan on January 1, 2022 (the “2022 Plan”). Our 2022 Plan allows for the grant of a variety of equity vehicles to provide flexibility in implementing equity awards, including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards. The number of shares reserved for issuance under the 2020 Equity Plan was initially an aggregate of 600,000 shares, as adjusted on June 15, 2023 in connection with the Company’s reverse stock split, subject to annual increases under the plan. There were 124,403 options with a weighted average exercise price of $4.13 per share outstanding as of June 30, 2023.

Common Stock Options Issued for Services

On February 28, 2023, the Company awarded fully vested options to purchase 16,000 shares of common stock under the 2022 Plan at an exercise price equal to $4.125 per share, exercisable over a ten-year period to an employee. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 50% and a call option value of $2.0249, was $32,399. The options were expensed as stock-based compensation expense during the six months ended June 30, 2023.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 18 – Common Stock Warrants

Warrants to purchase a total of 447,246 shares of common stock at a weighted average exercise price of $6.88 per share, with a weighted average remaining life of 7 years, were outstanding as of June 30, 2023.

Underwriters’ Warrants Issued Pursuant to IPO

In June 21, 2023, the Company issued warrants to purchase 82,110 shares at $7.20 per share, exercisable between December 18, 2023 and December 18, 2028, pursuant to the underwriters’ agreement. The proceeds received were allocated between the common stock sold in the IPO and warrants on a relative fair value basis. The aggregate estimated value of the warrants using the Black-Scholes Pricing Model, based on a weighted average volatility rate of 54% and a weighted average call option value of $1.7981, was $147,639.

Note 19 - Income Taxes

The Company incurred a net operating loss for the six months ended June 30, 2023, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. On June 30, 2023, the Company had approximately $6.2 million of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2041.

The effective income tax rate for the six months ended June 30, 2023 and 2022, was 21%.

The Company has incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, a valuation allowance has been recorded against the Federal and state deferred tax assets as of June 30, 2023 and December 31, 2022.

Additionally, in accordance with ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 20 – Subsequent Events

We have evaluated subsequent events through August 18, 2023, which is the date these Financial Statements were available to be issued, noting no reportable event, except as follows:

Revolving Line of Credit Repayment

On July 13, 2023, the Company terminated its revolving line of credit with Ampla LLC, formerly known as Gourmet Growth, and paid a total of $43,215, consisting of $42,750 of principal and $465 of interest.

Options Granted

On August 8, 2023, the Company granted options to purchase an aggregate 30,000 shares of the Company’s common stock, having an exercise price of $6.00 per share, exercisable over a 10-year term, to its chairman of the audit committee. The options will vest monthly over a one-year period. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 74% and a call option value of $2.5739, was $77,217.

On August 8, 2023, the Company granted options to purchase an aggregate 30,000 shares of the Company’s common stock, having an exercise price of $2.51 per share, exercisable over a 10-year term, to one of its directors. The options will vest monthly over a one-year period. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 75% and a call option value of $3.3245, was $99,734.

Warrants Granted

On July 1, 2023, the Company issued warrants to purchase an aggregate total of 30,000 shares of common stock at an exercise price of $6.00 per share to note holders pursuant to $170,000 of proceeds received on June 12, 2023 from the sale of senior secured promissory notes to four accredited investors. The proceeds received were allocated between the debt and warrants on a relative fair value basis. The aggregate estimated value of the warrants using the Black-Scholes Pricing Model, based on a weighted average volatility rate of 54% and a weighted average call option value of $3.8171, was $114,513, of which $46,090 was recognized as finance expense during the six months ended June 30, 2023. As of June 30, 2023, there were no unamortized expenses expected to be expensed over the remaining life of the outstanding debts, as the debt was repaid in full on June 16, 2023.

Appointment of CFO

On August 14, 2023, the Company appointed Christopher Coulter to replace Mr. Douglas Durst as the Company’s Chief Financial Officer. Mr. Coulter’s compensation and employment agreement will be filed in a subsequent 8K filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on Jun 21, 2023 (“Prospectus”). In addition to historical condensed financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. For a discussion of limitations in the measurement of certain of our user metrics, see the section entitled “—Limitations of Key Metrics.”

Overview

We were incorporated as Avochips Inc., an Oregon corporation, on February 21, 2017. On November 2, 2017, AvoChips Inc. converted into Avochips, LLC, an Oregon limited liability company and on November 19, 2021, Avochips, LLC redomiciled to Nevada in connection with a conversion from an Oregon limited liability company to a Nevada corporation, named BranchOut Food Inc.

We are engaged in the development, marketing, sale, and distribution of plant-based, dehydrated fruit and vegetable snacks and powders. One of the Company’s contract manufacturers is in the Republic of Chile. The Company entered into a second contract manufacturing agreement in 2022 with a company based in the Republic of Peru. This facility in Peru houses BranchOut’s continuous through-put dehydration machine, substantially increasing production capacity. Our new large-scale continuous through-put dehydration machine was commissioned in September 2022 and we completed the first production run in the first quarter of 2023. Both facilities produce dehydrated fruit and vegetable products for BranchOut using a new proprietary dehydration technology. The Company’s customers are primarily located throughout the United States.

Business Summary

BranchOut is an emerging natural food brand with a licensed technology platform that enables the manufacturing and marketing of plant-based dehydrated foods. BranchOut has licensed rights from an independent third party to a new dehydration technology designed for drying and processing highly sensitive fruits and vegetables such as avocados, bananas and others. Using the licensed technology platform, we believe BranchOut’s line of branded food products speak to current consumer trends. In our experience, conventional dehydration methods, such as freeze-drying and air drying, tend to degrade most fruit and vegetables through oxidation, browning/color degradation, nutritional content reduction and/or flavor loss. As a result, certain highly sensitive fruit, such as avocados and bananas, have not previously been successfully offered as a dehydrated base for consumer products. Other dried fruit- and vegetable-based products are on the market but are of low quality. We believe that BranchOut’s licensed technology platform and process is the only way to produce quality avocado- and banana-based snack and powdered products. Additionally, we believe our licensed technology platform produces superior products when using other fruits and vegetables as the base when compared to conventional drying and dehydration technologies. With more than 17 patents registered or pending in 14 countries, BranchOut has been granted the exclusive rights to use the licensed technology platform as applied to avocados, in addition to BranchOut’s own patent pending process, and nonexclusive rights to use the licensed technology platform for other products.

Our Products

Over time, BranchOut plans to grow revenues strategically by penetrating the multi-billion dollar grocery market opportunity presented by our current product lines, as well as expanding our platform to include additional products that meet our strict plant-based ingredient criteria to diversify our revenue base and increase BranchOut’s TAM opportunity. BranchOut’s current products are primarily:

●	BranchOut Snacks: dehydrated fruit- and vegetable-based snacks, including Avocado Chips, Chewy Banana Bites, Pineapple Chips, Brussel Sprout Crisps and Bell Pepper Crisps.
●	BranchOut Powders: Avocado Powder, Banana Powder and Blueberry Powder.
●	BranchOut Industrial Ingredients: Bulk Avocado Powder, dried avocado pieces and other fruit powders/pieces.

BranchOut is currently developing additional products, including chocolate covered fruit items and many private label products for large retailers.

Factors Affecting Our Results of Operations

We believe our performance and continued success depend on several factors that present significant opportunities. These factors include:

Investments in Product Development and Innovation

We expect to continue to focus on long-term revenue growth through investments in our business. In research and development and new product development, our team is continually working on new products and iterations of our existing products. Further, we anticipate we will continue to invest significantly in our current product line in order to improve customer satisfaction, quality, and unit economics. We are committed to continuously expanding our portfolio and bringing next-generation products to market.

Continued Commercial Expansion in the United States and International Markets

In sales and marketing, we are also dedicating meaningful resources to expand our commercial team in the United States and in international markets. Our top commercial priorities in the United States include sales and marketing expansion to gain additional retail distribution and online sales.

Ability to Grow Our Customer Base in both Online and Traditional Wholesale Distribution Channels

We are currently growing our customer base through both paid and organic online channels, as well as by expanding our presence in a variety of physical retail distribution channels. Online customer acquisitions typically occur at our direct website Branchoutfood.com and Amazon.com. Our online customer acquisition program includes paid and unpaid social media, search, display and traditional media. Our products are also sold through a growing number of physical retail channels. Wholesale customers include grocery chains, club stores, among others. Customer acquisition in physical retail channels depends on, among other things, paid promotions through retailers, display and traditional media.

Ability to Acquire and Retain Customers at a Reasonable Cost

We believe an ability to consistently acquire and retain customers at a reasonable cost relative to projected life-time value will be a key factor affecting future performance. To accomplish this goal, we intend to balance advertising spend between online and offline channels, as well as balancing more targeted and measurable “direct response” marketing spend with advertising focused on increasing our long-term brand recognition, where success attribution is less directly measurable on a near-term basis.

Ability to Drive Repeat Usage of Our Products

We accrue substantial economic value from repeat users of our products who consistently re-order our products. The pace of our growth rate will be affected by the repeat usage dynamics of existing and newly acquired customers.

Ability to Expand Our Product Line

Our goal is to substantially expand our product line over time to increase our growth opportunity and reduce product-specific risks through diversification into multiple products each designed around daily use. Our pace of growth will be partially affected by the cadence and magnitude of new product launches over time.

Ability to Expand Gross Margins

Our overall profitability will be impacted by our ability to expand gross margins through effective sourcing of raw materials, controlling labor and shipping costs, as well as spreading other production-related costs over greater manufacturing volumes.

Ability to Expand Operating Margins

Our ability to expand operating margins will be impacted by our ability to cover fixed general and administrative costs and variable sales and marketing costs with higher revenues and gross profit dollars.

Ability to Manage Our Global Supply Chain and Expand Production In-line with Demand

Our ability to grow and meet future demand will be affected by our ability to properly plan for and source inventory from a variety of suppliers.

Ability to Optimize Key Components of Working Capital

Our ability to reduce cash burn in the near-term and eventually generate positive cash flow will be partially impacted by our ability to effectively manage all the key working capital components that could influence our cash conversion cycle.

Seasonality

Because we are so early in our lifecycle of growth, it is difficult to discern the exact magnitude of seasonality affecting our business. Any evidence of seasonality is not discernable from our growth.

Components of Our Results of Operations

Net Revenue

We currently derive our revenue from the sale of our finished snack and powder products. We also record as revenue any amounts billed to customers for shipping costs and record as cost of goods sold the actual shipping costs. We have elected to exclude from the measurement of the transaction price all taxes, such as sales, use, value-added, assessed by government authorities and collected from a customer. Therefore, revenue is recognized net of such taxes. Revenues are offset by customer deductions that are non-promotional or undecipherable. This includes slotting fees which are funds paid for shelve placement within the schematic at retail facilities. We expect our net revenue to increase in the foreseeable future as we increase deduction management efforts, expand our sales territories, add new customers and increase the utilization of our products by our existing customers, though net revenue may fluctuate from quarter to quarter due to a variety of factors, including availability of reimbursement, the size and success of our sales force, the number of customers who are aware of and purchase our products.

Cost of Goods Sold

Cost of goods sold consists primarily of finished products purchased from third-party suppliers, shipping costs, excess and obsolete inventory adjustments and royalties. Our products are manufactured to our specifications primarily by third-party suppliers in the Chile, Peru, the PRC and the United States. Cost of goods sold is recognized at the time revenue is recognized in accordance with customer agreements. Prior to selling the products, the cost of our products is recorded as inventories, net in our balance sheets. Cost of goods sold is expected to increase due primarily to increased sales volume.

Gross Profit

We calculate gross profit as net revenue less cost of goods sold, and gross margin as gross profit divided by net revenue. We expect our gross profit to increase in the foreseeable future as our net revenue grows, though our gross profit and gross margin have been and will continue to be affected by a variety of factors, primarily average selling prices, third-party manufacturing costs, change in mix of customers, excess and obsolete inventory adjustments, royalties and seasonality of our business. We expect our gross margin to fluctuate from period to period, however, based upon the factors described above and seasonality.

General and Administrative

General and administrative expenses consist primarily of commissions paid to U.S. sales representatives, salaries, bonuses, and benefits related to selling, marketing, and general and administrative functions, and stock-based compensation. In addition, selling, general, and administrative expenses consist of the costs associated with marketing initiatives, trade show and related travel, other travel expenses, insurance costs, facility expenses and other general corporate expenses.

We expect general and administrative expenses to continue to increase in the foreseeable future as we continue to grow our business, though it may fluctuate from quarter to quarter. We also expect our administrative expenses, including stock-based compensation expense, to increase as we increase our headcount and expand our facilities and business processes to support our operations as a public company. Our selling, general and administrative expenses may fluctuate from period to period due to the seasonality of our business and as we continue to add direct sales territory managers in new territories.

Salary and Wages

Salary and wages consist of salaries and wages for full-time, as well as contract, employees of the Company.

Professional Fees

Professional fees consist of expenses incurred for accounting, legal, finance, consulting, audit, and transfer agent services. It also consists of stock-based compensation paid for advisory, fundraising, and financial services. We anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with being a public company, compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs. We also expect to see an increase in our stock-based compensation expense with the establishment of a new equity plan associated with this offering and related grant either in the form of restricted stock units or options.

Total Other Expense

Other expense consists primarily of interest expense from amortization of debt discounts, and other income from interest earned on notes receivable. It also includes any gains and loss attributable to the changes in fair market value from the derivative liabilities associated with the issuance of convertible notes.

Results of Operations for the Three Months Ended June 30, 2023 and 2022

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2023 and 2022, respectively.

	Three Months Ended
	June 30,		Increase /
	2023	2022	(Decrease)

Net revenue	$343,065	$305,574	$37,491
Cost of goods sold	305,703	424,006	(118,303)
Gross profit (loss)	37,362	(118,432)	155,794

Operating expenses:
General and administrative	141,031	212,540	(71,509)
Salaries and benefits	436,238	221,995	214,243
Professional services	158,205	120,132	38,073
Depreciation and amortization	55,758	81	55,677
Total operating expenses	791,232	554,748	236,484

Operating loss	(753,870)	(673,180)	80,690

Other income (expense):
Interest income	2,911	4,050	(1,139)
Interest expense	(222,551)	(211,158)	11,393
Total other income (expense)	(219,640)	(207,108)	12,532

Net loss	$(973,510)	$(880,288)	$93,222

Net Revenue

Our net revenue for the three months ended June 30, 2023 was $343,065, compared to $305,574 for the three months ended June 30, 2022, an increase of $37,491, or 12%. The increase in revenue was primarily due to increased sales to big box retailers during the three months ended June 30, 2023.

Cost of Goods Sold and Gross Profit (Loss)

Our cost of goods sold for the three months ended June 30, 2023 was $305,703, compared to $424,006 for the three months ended June 30, 2022, a decrease of $118,303 or 28%. Cost of goods sold decreased primarily due to our transition to bulk shipping arrangements. As a result of the foregoing, we had gross profit of $37,362 for the three months ended June 30, 2023 as compared to a gross loss of $118,432 for the three months ended June 30, 2022.

General and Administrative

Our general and administrative expense for the three months ended June 30, 2023 was $141,031, compared to $212,540 for the three months ended June 30, 2022, a decrease of $71,509 or 34%. The largest components of our general and administrative expenses are advertising and marketing, travel, and storage, shipping and handling expense.

	Three Months Ended June 30,
	2023	2022	Difference	% change

Advertising and marketing	$25,691	$144,770	$(119,079)	(82)%
Travel	$4,471	$15,734	$(11,263)	(72)%
Storage, shipping and handling	$73,908	$32,577	$41,331	127%

Advertising and marketing expenses decreased for the three months ended June 30, 2023 as compared to the corresponding period in 2022 as we focused our resources on our IPO. Our travel expenses decreased for the same reason, as we reduced our international travel. Storage, shipping and handling expenses increased primarily due to increased international shipping rates.

Salaries and Wages

Salaries and wages for the three months ended June 30, 2023 was $436,238, compared to $221,995 for the three months ended June 30, 2022, an increase of $214,243, or 97%. This increase was primarily attributable to increased headcount in line with our expanded operations.

Professional Fees

Professional fees for the three months ended June 30, 2023 was $158,205, compared to $120,132 for the three months ended June 30, 2022, an increase of $38,073, or 32%. This increase was primarily attributable to increased consulting fees.

Depreciation Expense

Depreciation expense for the three months ended June 30, 2023 was $55,758, compared to $81 for the three months ended June 30, 2022, an increase of $55,677. The increase was primarily due to depreciation associated with our EnWave 60kW Vacuum Microwave Dehydration and Chiller Machines, which were installed at our contract manufacturer in Peru in the third quarter of 2022.

Other Income (Expense)

In the three months ended June 30, 2023, other expense was $219,640, consisting of $222,551 of interest expense, as partially offset by $2,911 of interest income. For the three months ended June 30, 2022, other expense was $207,108, consisting of $211,158 of interest expense, as partially offset by $4,050 of interest income. Other expense increased by $12,532, or 6%, primarily due to the increased interest on a greater debt burden in the current period, which was mostly settled in June of 2023.

Net loss

Net loss for the three months ended June 30, 2023 was $973,510, compared to $880,288 for the three months ended June 30, 2022, an increased net loss of $93,222, or 11%. The increased net loss was primarily due to $214,243 of increased salaries and wages as we expanded our staff during the current period, as partially offset by $155,794 of improved gross profits over the comparative period.

Results of Operations for the Six Months Ended June 30, 2023 and 2022

The following table summarizes selected items from the statement of operations for the six months ended June 30, 2023 and 2022, respectively.

	Six Months Ended
	June 30,		Increase /
	2023	2022	(Decrease)

Net revenue	$440,405	$543,719	$(103,314)
Cost of goods sold	376,862	702,506	(325,644)
Gross profit (loss)	63,543	(158,787)	222,330

Operating expenses:
General and administrative	321,931	394,576	(72,645)
Salaries and benefits	688,048	320,872	367,176
Professional services	302,346	283,435	18,911
Depreciation and amortization	111,581	162	111,419
Total operating expenses	1,423,906	999,045	424,861

Operating loss	(1,360,363)	(1,157,832)	202,531

Other income (expense):
Interest income	5,756	7,023	(1,267)
Interest expense	(395,996)	(1,829,446)	(1,433,450)
Total other income (expense)	(390,240)	(1,822,423)	(1,432,183)

Net loss	$(1,750,603)	$(2,980,255)	$(1,229,652)

Net Revenue

Our net revenue for the six months ended June 30, 2023 was $440,405, compared to $543,719 for the six months ended June 30, 2022, a decrease of $103,314, or 19%. The decrease in revenue was primarily due to our having had several large purchase orders from Costco in the six months ended June 30, 2022 which were not replicated in the six months ended June 30, 2023.

Cost of Goods Sold and Gross Profit (Loss)

Our cost of goods sold for the six months ended June 30, 2023 was $376,862, compared to $702,506 for the six months ended June 30, 2022, a decrease of $325,644 or 46%. Cost of goods sold decreased primarily in line with the decrease in our sales for the period and a reduction in our shipping costs, which, in turn, was primarily a result of our transition to bulk shipping arrangements. As a result of the foregoing, we had gross profit of $63,543 for the six months ended June 30, 2023 as compared to a gross loss of $158,787 for the six months ended June 30, 2022.

General and Administrative

Our general and administrative expense for the six months ended June 30, 2023 was $321,931, compared to $394,576 for the six months ended June 30, 2022, a decrease of $71,509, or 34%. The largest components of our general and administrative expenses are advertising and marketing, travel, and storage, shipping and handling expense.

	Six Months Ended June 30,
	2023	2022	Difference	% change

Advertising and marketing	$62,360	$196,021	$(133,661)	(68)%
Travel	$29,411	$26,598	$2,813	11%
Storage, shipping and handling	$96,798	$49,781	$47,017	94%

Advertising and marketing expenses decreased for the six months ended June 30, 2023, as compared to the corresponding period in 2022 as we focused our resources on our IPO. Our travel expenses increased in connection with commencing new operations that required travel to Peru during the first quarter of 2023. And, storage, shipping and handling expenses increased primarily due to increased international shipping rates.

Salaries and Wages

Salaries and wages for the six months ended June 30, 2023 was $688,048, compared to $320,872 for the six months ended June 30, 2022, an increase of $367,176, or 114%. This increase was primarily attributable to increased headcount in line with our expanded operations.

Professional Fees

Professional fees for the six months ended June 30, 2023 was $302,346, compared to $283,435 for the six months ended June 30, 2022, an increase of $18,911, or 7%. This increase was primarily attributable to increased consulting fees.

Depreciation Expense

Depreciation expense for the six months ended June 30, 2023 was $111,581, compared to $162 for the six months ended June 30, 2022, an increase of $111,419. The increase was primarily due to depreciation associated with our EnWave 60kW Vacuum Microwave Dehydration and Chiller Machines, which were installed at our contract manufacturer in Peru in the third quarter of 2022.

Other Income (Expense)

In the six months ended June 30, 2023, other expense was $390,240, consisting of $395,996 of interest expense, as partially offset by $5,756 of interest income. During the comparative six months ended June 30, 2022, other expense was $1,822,423, consisting of $1,829,446 of interest expense, as partially offset by $7,023 of interest income. Other expense decreased by $1,432,183, or 79%, primarily due to the decreased amortization of debt discounts in the current period.

Net loss

Net loss for the six months ended June 30, 2023 was $1,750,603, compared to $2,980,255 during the six months ended June 30, 2022, a decreased net loss of $1,229,652, or 41%. The decreased net loss was primarily due to $222,330 of improved gross profits and a reduction of $1,433,450 of interest expense related to the amortization of debt discounts in the prior period that were not recognized in the current period, as partially offset by $367,176 of increased salaries and wages as we expanded our headcount during the current period.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital as of June 30, 2023 and December 31, 2022.

	June 30,	December 31,
	2023	2022
Current Assets	$3,512,513	$1,077,973

Current Liabilities	$634,424	$8,369,533

Working Capital	$2,878,089	$(7,291,560)

As of June 30, 2023, we had working capital of $2,878,089. We have incurred net losses since our inception and we anticipate net losses and negative operating cash flows for the near future and we may not be profitable or realize growth in the value of our assets. To date, our primary sources of capital have been cash generated from the sales of our product, common stock sales, and debt financing. As of June 30, 2023, we had cash of $1,588,794, total liabilities of $785,826, and an accumulated deficit of $10,635,434. As of December 31, 2022, we had cash of $312,697, total liabilities of $8,404,033, and an accumulated deficit of $8,884,831.

Cash Flow

Comparison of the Six Months Ended June 30, 2023 and the Six Months Ended June 30, 2022

The following table sets forth the primary sources and uses of cash for the periods presented below:

	Six Months Ended
	June 30,
	2023	2022
Net cash used in operating activities	$(2,799,724)	$(1,222,201)
Net cash used in investing activities	(10,100)	(27,090)
Net cash provided by financing activities	3,850,171	1,743,139

Net change in cash	$1,040,347	$493,848

Net Cash Used in Operating Activities

Net cash used in operating activities was $2,799,724 for the six months ended June 30, 2023, compared to $1,222,201 for the six months ended June 30, 2022, an increase of $1,577,523, or 129%. The increase was primarily due to increased inventory purchases and payments on accounts payable from our use of IPO proceeds.

Net Cash Used in Investing Activities

Net cash used in investing activities was $10,100 for the six months ended June 30, 2023, compared to $27,090 for the six months ended June 30, 2022, a decrease of $16,990, or 63%. This decrease was primarily attributable to decreased property and equipment purchases, as partially offset by advances received on notes receivable in the prior period that were not replicated in the current period.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $3,850,171 for the six months ended June 30, 2023, compared to $1,743,139 for the six months ended June 30, 2022, an increase of $2,107,032, or 121%. Our increased cash provided by financing activities was primarily from the net proceeds received in our IPO in the current period, as partially offset by debt repayments.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the six-month period ended June 30, 2023 there were no changes to the application of critical accounting policies previously disclosed in the Prospectus.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report, other than statements of historical fact, are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of our management for future operations, any statements concerning proposed new products or services, any statements regarding the integration, development or commercialization of the business or any assets acquired from other parties, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “seeks,” “believes,” “estimates,” “potential,” “forecasts,” “continue,” or other forms of these words or similar words or expressions, or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results will likely differ, and could differ materially, from those projected or assumed in the forward-looking statements. Investors are cautioned not to unduly rely on any such forward-looking statements.

All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Our actual results will likely differ, and may differ materially, from anticipated results. Financial estimates are subject to change and are not intended to be relied upon as predictions of future operating results. All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. If we do update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections.

NOTICE REGARDING TRADEMARKS

This report includes trademarks, tradenames and service marks that are our property or the property of others. Solely for convenience, such trademarks and tradenames sometimes appear without any “™” or “®” symbol. However, failure to include such symbols is not intended to suggest, in any way, that we will not assert our rights or the rights of any applicable licensor, to these trademarks and tradenames.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about currency exchange rate risk and interest rate risk are included in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in the 2022 Annual Report on Form 10-K. In the six-month period ended June 30, 2023, there were no material changes from the information provided therein.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of June 30, 2023. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the six-month period ended June 30, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may become, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities. We are not currently party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition, cash flows or results of operations.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this report, readers should carefully consider the risk factors discussed in the Prospectus. Any of the risk factors disclosed in the Prospectus or our reports could materially affect our business, financial condition or future results. The risks described in the Prospectus are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following issuances of our securities during the three-month period ended June 30, 2023 were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

On June 12, 2023, we issued senior secured promissory notes in aggregate principal amount of $170,000 and stock purchase warrants to four accredited investors. The principal balance of the notes was paid in full during the second quarter of 2023. The stock purchase warrants have an exercise price of $6.00 per share and are exercisable up to ten years from the issuance date of July 1, 2023. The aggregate number of shares available for purchase under the warrants is 30,000 shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS.

Exhibit	Description
1.1**	Form of Underwriting Agreement
3.1**	Articles of Incorporation of BranchOut Food Inc.
3.2**	Bylaws of BranchOut Food Inc.
3.3**	Certificate of Amendment to Articles of Incorporation
4.1**	Form of Common Stock Certificate
4.2**	Form of Representative’s Warrant
4.3**	Form of Common Stock Warrant (issued to certain of the Selling Stockholders)
10.1**†	Form of Indemnification Agreement
10.2**†	2022 Equity Incentive Plan of BranchOut Food Inc.
10.3**	Form of Senior Secured Note issued to bridge loan investors
10.4**	Form of Security Agreement issued to bridge loan investors
10.5**†	Executive Employment Agreement between Eric Healy and BranchOut Food Inc. dated December 6, 2022
10.6**†	Executive Employment Agreement between Douglas Durst and BranchOut Food Inc. dated November 22, 2021
10.7**£	Contract Manufacturing Agreement between BranchOut Food Inc. and NXTDried Superfoods SAC dated January 14, 2022
10.8**£	Manufacturing and Distributorship Agreement (“MDA”) between BranchOut Food Inc. and Natural Nutrition SpA, a Chilean company (“Nanuva”) dated February 4, 2021
10.9**£	License Agreement between BranchOut Food, Inc. and EnWave Corporation dated May 7, 2021, together with amendments thereto dated October 26, 2022 and February 21, 2023
10.10**	Form of Convertible Note Subscription Agreement and Form of Convertible Note
10.11**	Loan Agreement dated March 15, 2023 between BranchOut Food, Inc. as Borrower, and The John & Kristen Hinman Trust Dated February 23, 2016, as Lender
21.1**	Subsidiaries of BranchOut Food Inc.
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Previously filed
†	Indicates management contract or compensatory plan or arrangement
£	Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Eric Healy	Chief Executive Officer	August 21, 2023
Eric Healy	(Principal Executive Officer)

/s/ Christopher Coulter	Chief Financial Officer	August 21, 2023
Christopher Coulter	(Principal Accounting and Financial Officer)

