Form 10-Q
period 2023-09-30
BranchOut Food Inc.
filed 2023-11-14
CIK 1962481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title or class	Shares outstanding as of November 13, 2023
Common Stock, $0.001 par value	4,044,252

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRANCHOUT FOOD INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets

Current assets:
Cash	$1,008,484	$312,697
Accounts receivable	322,682	78,236
Advances on inventory purchases	427,745	29,500
Inventory	341,117	159,761
Other current assets	793,306	497,779
Total current assets	2,893,334	1,077,973

Restricted cash	-	235,750
Deferred offering costs	-	543,664
Property and equipment, net	921,335	1,022,290
Right-of-use asset	158,190	-
Note receivable	384,628	384,628

Total Assets	$4,357,487	$3,264,305

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$128,308	$239,939
Accounts payable, related parties	55,890	40,140
Accrued expenses	196,883	688,722
Convertible notes payable, related parties	-	140,000
Convertible notes payable, unrelated parties	-	4,919,191
Notes payable, current portion	200,000	2,250,000
Revolving line of credit	-	91,541
Lease liability, current portion	32,426	-
Total current liabilities	613,507	8,369,533

Notes payable, net of current portion	34,500	34,500
Lease liability, net of current portion	109,075	-

Total Liabilities	757,082	8,404,033

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 8,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 80,000,000 shares authorized; 4,007,274 and 1,200,769 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	4,007	1,201
Additional paid-in capital	14,937,825	3,743,902
Accumulated deficit	(11,341,427)	(8,884,831)
Total Stockholders’ Equity (Deficit)	3,600,405	(5,139,728)

Total Liabilities and Stockholders’ Equity (Deficit)	$4,357,487	$3,264,305

See accompanying notes to financial statements.

BRANCHOUT FOOD INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net revenue	$906,996	$181,930	$1,347,401	$725,649
Cost of goods sold	878,664	172,830	1,255,526	875,336
Gross profit (loss)	28,332	9,100	91,875	(149,687)

Operating expenses:
General and administrative	230,459	351,110	552,390	745,686
Salaries and wages	222,764	110,091	910,812	430,963
Professional fees	218,160	112,519	520,506	395,954
Depreciation expense	55,939	37,252	167,520	37,414
Total operating expenses	727,322	610,972	2,151,228	1,610,017

Operating loss	(698,990)	(601,872)	(2,059,353)	(1,759,704)

Other income (expense):
Interest income	3,001	2,937	8,757	9,960
Interest expense	(10,004)	(217,346)	(406,000)	(2,046,792)
Total other income (expense)	(7,003)	(214,409)	(397,243)	(2,036,832)

Net loss	$(705,993)	$(816,281)	$(2,456,596)	$(3,796,536)

Weighted average common shares outstanding - basic and diluted	3,984,144	1,200,769	2,286,164	1,199,951
Net loss per common share - basic and diluted	$(0.18)	$(0.68)	$(1.07)	$(3.16)

See accompanying notes to financial statements.

BRANCHOUT FOOD INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	For the Three Months Ended September 30, 2023
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, June 30, 2023	-	$-	3,962,940	$3,963	$14,826,972	$(10,635,434)	$4,195,501
Common stock issued for services	-	-	44,334	44	99,707	-	99,751
Stock options issued for services	-	-	-	-	11,146	-	11,146
Net loss	-	-	-	-	-	(705,993)	(705,993)
Balance, September 30, 2023	-	$-	4,007,274	$4,007	$14,937,825	$(11,341,427)	$3,600,405

	For the Three Months Ended September 30, 2022
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, June 30, 2022	-	$-	1,200,769	$1,201	$3,708,750	$(7,221,734)	$(3,511,783)
Stock options issued for services	-	-	-	-	17,104	-	17,104
Net loss	-	-	-	-	-	(816,281)	(816,281)
Balance, September 30, 2022	-	$-	1,200,769	$1,201	$3,725,854	$(8,038,015)	$(4,310,960)

	For the Nine Months Ended September 30, 2023
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2022	-	$-	1,200,769	$1,201	$3,743,902	$(8,884,831)	$(5,139,728)
Common stock issued pursuant to initial public offering	-	-	1,190,000	1,190	4,940,856	-	4,942,046
Common stock issued for services	-	-	44,334	44	99,707	-	99,751
Stock options issued for services	-	-	-	-	79,638	-	79,638
Common stock issued for debt conversions	-	-	1,572,171	1,572	6,027,632	-	6,029,204
Common stock warrants granted to note holders pursuant to debt financing	-	-	-	-	46,090	-	46,090
Net loss	-	-	-	-	-	(2,456,596)	(2,456,596)
Balance, September 30, 2023	-	$-	4,007,274	$4,007	$14,937,825	$(11,341,427)	$3,600,405

	For the Nine Months Ended September 30, 2022
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2021	-	$-	1,192,424	$1,192	$2,618,455	$(4,241,479)	$(1,621,832)
Common stock sold for cash	-	-	2,425	3	9,997	-	10,000
Common stock issued for services	-	-	5,920	6	24,414	-	24,420
Stock options issued for services	-	-	-	-	51,054	-	51,054
Common stock warrants granted to note holders pursuant to debt financing	-	-	-	-	14,050	-	14,050
Modification of warrants	-	-	-	-	377,200	-	377,200
Modification of derivatives	-	-	-	-	630,684	-	630,684
Net loss	-	-	-	-	-	(3,796,536)	(3,796,536)
Balance, September 30, 2022	-	$-	1,200,769	$1,201	$3,725,854	$(8,038,015)	$(4,310,960)

See accompanying notes to financial statements.

BRANCHOUT FOOD INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(2,456,596)	$(3,796,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	167,520	37,414
Amortization of debt discounts	46,090	1,248,168
Common stock issued for services	99,751	24,420
Options and warrants issued for services	79,638	51,054
Amended warrants	-	377,200
Decrease (increase) in assets:
Accounts receivable	(244,446)	(24,874)
Advances on inventory purchases	(398,245)	147,464
Inventory	(181,356)	97,010
Other current assets	(295,527)	(430,138)
Right-of-use asset	10,130	-
Increase (decrease) in liabilities:
Accounts payable	(111,631)	23,607
Accounts payable, related parties	15,750	(4,883)
Accrued expenses	10,674	236,503
Net cash used in operating activities	(3,258,248)	(2,013,591)

Cash flows from investing activities
Payments received on notes receivable	-	22,714
Purchase of property and equipment	(66,565)	(45,150)
Net cash used in investing activities	(66,565)	(22,436)

Cash flows from financing activities
Payment of deferred offering costs	(740,290)	(276,894)
Proceeds received on convertible notes payable, related parties	25,000	-
Proceeds received on convertible notes payable, unrelated parties	442,500	2,048,500
Repayments on convertible notes payable	-	(20,000)
Proceeds received on notes payable	370,000	-
Repayment of notes payable	(2,420,000)	(69,206)
Proceeds received on revolving line of credit	-	239,241
Repayments on revolving line of credit	(91,541)	(279,421)
Principal payments on finance lease	(26,819)	-
Proceeds from sale of common stock	6,226,000	10,000
Net cash provided by financing activities	3,784,850	1,652,220

Net increase in cash	460,037	(383,807)
Cash and restricted cash - beginning of period	548,447	856,082
Cash - ending of period	$1,008,484	$472,275

Supplemental disclosures:
Interest paid	$429,280	$220,954
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Value of warrants issued as a debt discount	$46,090	$14,050
Value of shares issued on debt conversions	$6,029,204	$-
Initial recognition of right-of-use assets and lease liabilities	$168,320	$-

See accompanying notes to financial statements.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

BranchOut Food Inc. (“BranchOut,” the “Company,” “we,” “our” or “us”) was incorporated as Avochips Inc. in Oregon on February 21, 2017, and converted into AvoLov, LLC, an Oregon limited liability company, on November 2, 2017. On November 19, 2021, the Company converted from an Oregon limited liability company into BranchOut Food Inc., a Nevada corporation. The Company is engaged in the development, marketing, sale, and distribution of plant-based, dehydrated fruit and vegetable snacks and powders. The Company’s products are currently manufactured for it by two contract manufacturers, one based in Chile and the other in Peru, where BranchOut’s continuous through-put dehydration machine is located. Our manufacturers produce products for us using a new proprietary dehydration technology licensed by the Company. The Company’s customers are primarily located throughout the United States.

Basis of Accounting

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2023, the results of operations for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2022 was derived from our audited financial statements. The accompanying condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2022, included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b)(4) on June 21, 2023.

When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Initial Public Offering

In June 2023, the Company completed its initial public offering (“IPO”) in which it issued and sold 1,190,000 shares of its common stock at a price of $6.00 per share pursuant to an Underwriting Agreement between the Company and Alexander Capital, L.P. (the “Underwriter”). The Company received net proceeds of $6,226,000, after deducting underwriters’ discounts and commissions and before consideration of other issuance costs. In connection with the IPO, a total of $6,029,204 of convertible debt, consisting of $5,526,691 of principal and $502,513 of interest, was converted into 1,572,171 shares of common stock, inclusive of $179,687, consisting of $165,000 of principal and $14,687 of interest, that converted into 43,562 shares of common stock issued upon the conversion of debts held by related parties.

Pursuant to the Underwriting Agreement, the Company also issued to the Underwriter a Common Stock Purchase Warrant to purchase up to 82,110 shares of Common Stock at an exercise price of $7.20, which may be exercised for a five-year period beginning December 18, 2023.

Prior to the IPO, all deferred offering costs were capitalized in other noncurrent assets on the balance sheets. Deferred offering costs of $1,283,954, primarily consisting of accounting, legal, and other fees related to the Company’s IPO, were offset against the IPO proceeds upon the closing of the Company’s IPO in June 2023. As of September 30, 2023, all deferred offering costs were paid. Unpaid deferred offering costs totaled $543,664 as of December 31, 2022.

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

Going Concern

As shown in the accompanying condensed financial statements, as of September 30, 2023, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $11,341,427, with working capital of only $2,279,827, which may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute to achieving profitability. The accompanying condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These condensed financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities, that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. There were no cash equivalents on hand on September 30, 2023 or December 31, 2022.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, under current regulations. The Company had $758,484 and $62,697 in excess of FDIC insured limits on September 30, 2023 and December 31, 2022, respectively, and has not experienced any losses in such accounts.

Accounts Receivable

Accounts receivable is carried at their estimated collectible amounts. Trade accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had no allowance for doubtful accounts on September 30, 2023 or December 31, 2022.

Inventory

The Company’s products consist of pre-packaged and bulk-dried fruit and vegetable-based snacks, powders and ingredients purchased from contract-manufacturers in Chile and/or Peru. The Company’s contract manufacturer in Peru uses equipment purchased by the Company in its manufacturing process. Raw materials consist of packaging materials. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. No reserve for obsolete inventories has been recognized. Inventory, consisting of raw materials and finished goods are stated at the lower of cost or net realizable value using the average cost valuation method, and consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Raw materials	$26,855	$10,824
Finished goods	314,262	148,937
	$341,117	$159,761

The Company had prepaid inventory advances on product in the amount of $427,745 and $29,500 as of September 30, 2023 and December 31, 2022, respectively. Advances of 70% of estimated finished product costs are made to enable manufacturers to purchase raw materials necessary to produce finished products. The remaining 30% of finished product costs are paid upon receipt of finished goods.

License Agreement

In 2021, the Company entered into a license agreement under which it acquired a license to utilize certain technology and production equipment developed and manufactured by another company relating to avocado products. The license is not discernible from the equipment; therefore, the license costs have been capitalized and depreciated over the useful life of the equipment. The license agreement also entitles the licensor to a royalty on all revenue from the sale of products produced using the equipment. These royalties are recognized as royalty expenses as the products are sold. There have been no royalty payments to date, and any future minimum royalty payments or equipment purchases under this license agreement are an unrecognized commitment as they relate to retaining exclusivity of the avocado products going forward. See Note 15, below.

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

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customer. Under ASC 606, the Company recognizes revenue from the sale of its plant-based snack products in accordance with a five-step model in which the Company evaluates the transfer of promised goods or services and recognizes revenue when customers obtain control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The Company has elected, as a practical expedient, to account for the shipping and handling as fulfillment costs, rather than as separate performance obligations, and the related costs are recorded as selling expenses in general and administrative expenses in the statement of operations. Revenue is reported net of applicable provisions for discounts, returns and allowances. Methodologies for determining these provisions are dependent on customer pricing and promotional practices. The Company records reductions to revenue for estimated product returns and pricing adjustments in the same period that the related revenue is recorded. These estimates are based on industry-based historical data, historical sales returns, if any, analysis of credit memo data, and other factors known at the time.

The Company’s sales are predominantly generated from the sale of finished products to retailers, and to a lesser extent, direct to consumers through third party website platforms. These sales contain a single performance obligation, and revenue is recognized at a single point in time when ownership, risks and rewards transfer. Typically, this occurs when the goods are received by the retailer or customer, or when the title of goods is exchanged. Revenues are recognized in an amount that reflects the net consideration the Company expects to receive in exchange for the goods.

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

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows for the three and nine months ended September 2023 and 2022:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue	$1,124,578	$209,260	$1,576,571	$831,340
Less: slotting, discounts, and allowances	(217,582)	27,330	229,170	105,691
Net revenue	$906,996	$181,930	$1,347,401	$725,649

Cost of Goods Sold

Cost of goods sold represents costs directly related to the purchase, production and manufacturing of the Company’s products. Costs include purchase costs, product development, freight-in, packaging, and print production costs.

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $105,402 and $149,767 for the nine months ended September 30, 2023 and 2022, respectively.

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

The Company issued stock-based compensation in the amount of $179,389 and $75,474 for the nine months ended September 30, 2023 and 2022, respectively.

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

Note 2 – Related Party Transactions

Accounts Payable

As of September 30, 2023 and December 31, 2022, the Company owed Chase Innovations, Inc., a Company owned by our then Chief Financial Officer, Douglas Durst, $55,890 and $40,140, respectively, for services rendered.

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

As disclosed in Note 10, below, the Company’s then Chief Financial Officer, Douglas Durst, holds an unsecured convertible promissory note (“CFO Note”), in the face amount of $90,000, as outstanding at September 30, 2023 and December 31, 2022. The note was convertible at a fixed conversion price of $4.125 per common share. On June 15, 2023, the note, consisting of $90,000 of principal and $6,362 of interest, was converted into 23,361 shares of common stock.

As disclosed in Note 10, below, the Company’s Chief Financial Officer, Chris Coulter, held an unsecured convertible promissory note (“Coulter Note”), in the face amount of $50,000 that was outstanding at December 31, 2022. The note was convertible at a fixed conversion price of $4.125 per common share. On June 15, 2023, the note, consisting of $50,000 of principal and $7,525 of interest, was converted into 13,946 shares of common stock.

Common Stock Options Issued for Services

On August 8, 2023, the Company granted options to purchase an aggregate 30,000 shares of the Company’s common stock, having an exercise price of $6.00 per share, exercisable over a 10-year term, to the chairman of the audit committee. The options vest monthly over a one-year period.

On August 8, 2023, the Company granted options to purchase an aggregate 30,000 shares of the Company’s common stock, having an exercise price of $2.51 per share, exercisable over a 10-year term, to one of its directors. The options vest monthly over a one-year period.

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

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balances sheet as of September 30, 2023 and December 31, 2022:

	Fair Value Measurements at September 30, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$1,008,484	$-	$-
Right-of-use-asset	-	-	158,190
Notes receivable	-	384,628	-
Total assets	1,008,484	384,628	158,190
Liabilities
Notes payable	-	234,500	-
Lease liability	-	-	141,501
Total liabilities	-	234,500	141,501
	$1,008,484	$150,128	$16,689

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$312,697	$-	$-
Cash, restricted	235,750	-	-
Notes receivable	-	384,628	-
Total assets	548,447	384,628	-
Liabilities
Convertible notes payable, related parties	-	-	140,000
Convertible notes payable, unrelated parties	-	-	4,919,191
Notes payable	-	2,284,500	-
Revolving line of credit	-	91,541	-
Total liabilities	-	2,376,041	5,059,191
	$548,447	$(1,991,413)	$(5,059,191)

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended September 30, 2023 or the year ended December 31, 2022.

Note 4 – Major Customers and Accounts Receivable

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total net revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the nine months ended September 30, 2023 and 2022, two customers accounted for 87% and 68% of net revenue, respectively.

For the nine months ended September 30, 2023, one customer, accounted for 79% of accounts receivable, and for the nine months ended September 30, 2022, four customers accounted for 72% of accounts receivable.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Other Current Assets

Other current assets consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Prepaid insurance costs	$1,094	$959
Prepaid advertising and trade show fees	26,598	19,485
Prepaid professional fees	20,417	12,617
Value added taxes receivable	243,305	-
Refunds receivable	-	1,594
Interest receivable	16,627	7,996
Advances to co-manufacturer, NXTDried(1)	485,265	455,128
Total	$793,306	$497,779

(1)	The Company has advanced NXTDried Superfoods SAC (“NXTDried”), a company organized under the laws of Peru, with its principal office in San Isidro, Lima, Peru, a total of $495,930 over various dates between January 28, 2022 and September 27, 2023, for the purchase and construction of the facility and infrastructure necessary to facilitate the manufacturing of the Company’s products. The advance is to be repaid in the form of a $1.00 USD per kilogram discount on all products manufactured for the Company. The advance is not documented by a promissory note, and is unsecured. A total of $10,665 was credited against purchases made from NXTDried during the nine months ended September 30,2023.

Note 6 – Restricted Cash

On May 7, 2021, the Company entered into a secured loan agreement (“Loan Agreement”) with EnWave Corporation (“EnWave”) that was partially collateralized with a cash pledge in the amount of $125,000, which was subsequently supplemented by a Guarantee Agreement, dated November 22, 2021, in which the cash pledge was increased to $235,750 to cover EnWave’s responsibility for additional Value Added Taxes (“VAT”). On May 25, 2023, the pledged funds were released to the Company, net of a finance cost of $2,082.

The following table provides a reconciliation of cash and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Cash	$1,008,484	$312,697
Restricted cash	-	235,750
Total cash and restricted cash	$1,008,484	$548,447

Note 7 – Property and Equipment

Property and equipment as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022
Equipment and machinery	$1,183,334	$1,116,769
Less: Accumulated depreciation	(261,999)	(94,479)
Total property and equipment, net	$921,335	$1,022,290

Depreciation of property and equipment was $167,520 and $37,414 for the nine months ended September 30, 2023 and 2022, respectively.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Notes Receivable

Nanuva Note Receivable

On February 4, 2021, the Company entered into a Manufacturing and Distributorship Agreement (“MDA”) with Natural Nutrition SpA, a Chilean company (“Nanuva”), in which the Company loaned $500,000 to Nanuva (“Advance Payment”) to help finance the capital investment needed for Nanuva to purchase two industrial fruit drying machines to be used in servicing the Company’s manufacturing needs. Pursuant to the MDA, the Company will recover the Advance Payment no later than May 31, 2027, and the loan bears interest at a rate of 3% per annum. The loan is to be repaid pursuant to a two-dollar ($2/kg) deduction in the price of any product exported by Nanuva to the Company with certain mandatory minimum annual payments. The MDA expires on May 31, 2027, with automatic annual renewals thereafter, unless it is terminated in accordance with the provisions within the agreement. As of September 30, 2023, a total of $131,594 of the Advance Payment had been repaid as a reduction of inventory costs, consisting of $115,372 of principal and $16,222 of interest. As of September 30, 2023, a total of $401,255 was due from Nanuva, consisting of $384,628 of principal and $16,627 of unpaid interest. The Advance Payment is collateralized by a second lien in the equipment. Pursuant to the MDA, the Company has been appointed as Nanuva’s exclusive distributor in the following territories:

	Exclusivity	Minimum Volume
Product	Territories	(Kg/month)(“MOQ”)
Avocado Powder	Worldwide (except Chile)	1,000
Banana Chips	Worldwide (except Chile)	1,000
Avocado Snacks	North America (Canada and USA)	1,000
Avocado Chips	Worldwide	1,000
Other Powders	No Exclusivity	-0-

Note 9 – Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2023 and December 31, 2022, respectively:

	September 30,	December 31,
	2023	2022
Accrued payroll and taxes	$30,498	$40,089
Accrued interest	30,363	602,246
Accrued chargebacks	136,022	46,387
Total accrued expenses	$196,883	$688,722

Note 10 – Convertible Notes Payable, Related Parties

Convertible notes payable, related parties consisted of the following at September 30, 2023 and December 31, 2022, respectively:

	September 30,	December 31,
	2023	2022

On January 5, 2023, the Company sold an unsecured convertible promissory note for $25,000 to the Chief Executive Officer’s parents, Mr. Tom and Carol Healy, bearing interest at 8% per annum, mature on the earlier of: a) June 30, 2023, b) the closing of a Qualified Subsequent Financing, c) the closing of a change of control, or d) the Company’s S-1 registration statement being declared effective and the signing of a firm commitment underwriting agreement for a capital raise of at least ten million dollars ($10,000,000). The note was convertible at a fixed conversion price of $4.125 per common share, and all interest was deemed to have stopped accruing as of a date selected by the Company that is up to 10 days prior to the effective date of the registration statement filed in connection with the IPO. The note was mandatorily convertible upon the Company’s S-1 registration statement being declared effective and the signing of a firm commitment underwriting agreement for a capital raise of at least ten million dollars ($10,000,000). The public offering proceeds threshold had subsequently been amended to $5,000,000, along with all of the other outstanding convertible notes. The note carried a default interest rate of 18% per annum. (See the description of the First Quarter of 2023 Convertible Notes in Note 11 – Convertible Notes Payable, below). On June 15, 2023, the note, consisting of $25,000 of principal and $800 of interest, was converted into 6,255 shares of common stock. The note was converted in accordance with the conversion terms; therefore, no gain or loss had been recognized.	$-	$-

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

On December 31, 2021, the Company sold an unsecured convertible promissory note (“CFO Note”) to the Company’s then Chief Financial Officer, Douglas Durst, in the face amount of $90,000. The CFO Note, carried interest at 5% per annum, originally carried an automatic conversion upon (i) a Qualified Financing, consisting of the closing of the sale of shares of its stock of at least $1,000,000, at a conversion rate of the lesser of (i) the product of (x) eight-tenths (0.8) and (y) the price per share paid by the purchasers of the preferred stock sold in the Qualified Financing and (ii) the price per share obtained by dividing $7,000,000 (the “Valuation Cap”) by the Company’s fully-diluted capitalization immediately prior to the Qualified Financing (excluding any shares issued upon conversion of convertible debt), were amended on December 17, 2021 to be automatically converted upon the date on which a registration statement for the Company’s underwritten public offering of its common stock with total proceeds to the Company of not less than $10,000,000 (the “IPO”) was effective, at a fixed conversion price of $4.125 per common share, and all interest was deemed to have stopped accruing as of a date selected by the Company that is up to 10 days prior to the effective date of the registration statement filed in connection with the IPO. The maturity date was extended to June 30, 2023 and the public offering proceeds threshold had been amended to $5,000,000. On June 15, 2023, the note, consisting of $90,000 of principal and $6,362 of interest, was converted into 23,361 shares of common stock. The note was converted in accordance with the conversion terms; therefore, no gain or loss had been recognized.	-	90,000

On May 28, 2020, the Company sold an unsecured convertible promissory note (“Coulter Note”) to the Company’s Chief Financial Officer, Chris Coulter, in the face amount of $50,000. The Coulter Note, carried interest at 5% per annum, originally carried an automatic conversion upon (i) a Qualified Financing, consisting of the closing of the sale of shares of its stock of at least $1,000,000, at a conversion rate of the lesser of (i) the product of (x) eight-tenths (0.8) and (y) the price per share paid by the purchasers of the preferred stock sold in the Qualified Financing and (ii) the price per share obtained by dividing $7,000,000 (the “Valuation Cap”) by the Company’s fully-diluted capitalization immediately prior to the Qualified Financing (excluding any shares issued upon conversion of convertible debt), were amended on December 17, 2021 to be automatically converted upon the date on which a registration statement for the Company’s underwritten public offering of its common stock with total proceeds to the Company of not less than $10,000,000 (the “IPO”) was effective, at a fixed conversion price of $4.125 per common share, and all interest was deemed to have stopped accruing as of a date selected by the Company that is up to 10 days prior to the effective date of the registration statement filed in connection with the IPO. The maturity date was also extended to June 30, 2023 and the public offering proceeds threshold had been amended to $5,000,000. On June 15, 2023, the note, consisting of $50,000 of principal and $7,525 of interest, was converted into 13,946 shares of common stock. The note was converted in accordance with the conversion terms; therefore, no gain or loss had been recognized.	-	50,000

Convertible notes payable, related parties	$-	$140,000

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total discounts of $19,054 on the CFO Note and $19,961 on the Coulter Note upon the respective origination dates. The discounts were amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $19,003 of interest expense pursuant to the amortization of note discounts during the nine months ended September 30, 2022.

The Company recorded interest expense pursuant to the stated interest rates on the Convertible Notes, Related Parties in the amount of $3,696 and $4,125 for the nine months ended September 30, 2023 and 2022, respectively.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 11 – Convertible Notes Payable, Unrelated Parties

Convertible notes payable, unrelated parties, consists of the following at September 30, 2023 and December 31, 2022, respectively:

	September 30,	December 31,
	2023	2022

On various origination dates between January 5, 2023 and March 27, 2023, the Company sold a total of ten (10) individual unsecured convertible promissory notes (“First Quarter of 2023 Convertible Notes”) with substantially the same terms in exchange for gross proceeds of $442,500. The First Quarter of 2023 Convertible Notes, bearing interest at 8% per annum, matured on the earlier of: a) June 30, 2023, b) the closing of a Qualified Subsequent Financing, c) the closing of a change of control, or d) the Company’s S-1 registration statement being declared effective and the signing of a firm commitment underwriting agreement for a capital raise of at least ten million dollars ($10,000,000). Each First Quarter of 2023 Convertible Notes was convertible at a fixed conversion price of $4.125 per common share, and all interest shall be deemed to have stopped accruing as of a date selected by the Company that is up to 10 days prior to the effective date of the registration statement filed in connection with the IPO. Each note is mandatorily convertible upon the Company’s S-1 registration statement being declared effective and the signing of a firm commitment underwriting agreement for a capital raise of at least ten million dollars ($10,000,000). The public offering proceeds threshold has subsequently been amended to $5,000,000, along with all of the other outstanding convertible notes. The First Quarter of 2023 Convertible Notes carry a default interest rate of 18% per annum. On June 15, 2023, the notes, consisting of an aggregate $442,500 of principal and $9,801 of interest, were converted into 109,655 shares of common stock. The notes were converted in accordance with the conversion terms; therefore, no gain or loss had been recognized.	$-	$-

On various origination dates between October 28, 2022 and December 13, 2022, the Company sold a total of sixteen (16) individual unsecured convertible promissory notes (“2022 Convertible Notes”) with substantially the same terms in exchange for gross proceeds of $645,600. The Convertible Notes, bearing interest at 8% per annum, matured on the earlier of: a) June 30, 2023, as extended from the original maturity date of June 30 2023, b) the closing of a Qualified Subsequent Financing, c) the closing of a change of control, or d) the Company’s S-1 registration statement being declared effective and the signing of a firm commitment underwriting agreement for a capital raise of at least ten million dollars ($10,000,000). Each note was convertible at a fixed conversion price of $4.125 per common share, and all interest shall be deemed to have stopped accruing as of a date selected by the Company that is up to 10 days prior to the effective date of the registration statement filed in connection with the IPO. Each note is mandatorily convertible upon the Company’s S-1 registration statement being declared effective and the signing of a firm commitment underwriting agreement for a capital raise of at least ten million dollars ($10,000,000). The public offering proceeds threshold has subsequently been amended to $5,000,000. The notes carry a default interest rate of 18% per annum. On June 15, 2023, the notes, consisting of an aggregate $645,600 of principal and $27,925 of interest, were converted into 163,284 shares of common stock. The notes were converted in accordance with the conversion terms; therefore, no gain or loss had been recognized.	-	645,600

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

On June 6, 2022, the Company completed the sale of (i) an unsecured convertible promissory note in the principal amount of $200,000 (“Fluffco Convertible Note”) to Fluffco, LLC (“Fluffco”), and (ii) a five-year warrant to purchase 8,485 shares of the Company’s common stock at an exercise price of $6.50 per share, for an aggregate purchase price of $186,000, pursuant to a Securities Purchase Agreement between the Company and Fluffco (the “Purchase Agreement”). The Fluffco Convertible Note carried interest at 8% per annum and a default rate of 18%, which was mandatorily convertible upon the date on which a registration statement for the Company’s underwritten public offering of its common stock with total proceeds to the Company of not less than $10,000,000 was effective, at a fixed conversion price of $4.125 per common share. The note matured on November 30, 2022, and all interest was deemed to have stopped accruing as of a date selected by the Company that was up to 10 days prior to the effective date of the registration statement filed in connection with the IPO. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 35% and a call option value of $0.2679, was $8,485, and was amortized as a debt discount over the life of the loan. The Company received net proceeds of $186,000 after deductions of debt discounts, consisting of $14,000 of legal fees. The maturity dates were extended to June 30, 2023 and the public offering proceeds threshold had been amended to $5,000,000. On June 15, 2023, the note, consisting of $200,000 of principal and $15,737 of interest, was converted into 52,300 shares of common stock. The note was converted in accordance with the conversion terms; therefore, no gain or loss had been recognized.	-	200,000

On May 26, 2022, the Company completed the sale of (i) an unsecured convertible promissory note in the principal amount of $1,250,000 (“Foss Convertible Note”) to Don Foss (“Foss”), and (ii) a five-year warrant to purchase 45,833 shares of the Company’s common stock at an exercise price of $6.50 per share, for an aggregate purchase price of $1,162,500, pursuant to a Securities Purchase Agreement between the Company and Foss (the “Purchase Agreement”). The Foss Convertible Note carried interest at 8% per annum and a default rate of 18%, which was mandatorily convertible upon the date on which a registration statement for the Company’s underwritten public offering of its common stock with total proceeds to the Company of not less than $10,000,000 was effective, at a fixed conversion price of $4.125 per common share. The note matured on November 30, 2022, and all interest was deemed to have stopped accruing as of a date selected by the Company that is up to 10 days prior to the effective date of the registration statement filed in connection with the IPO. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 34% and a call option value of $0.2570, was $45,833, and was amortized as a debt discount over the life of the loan. The Company received net proceeds of $1,162,500 after deductions of debt discounts, consisting of $87,500 of legal fees. The maturity dates were extended to June 30, 2023 and the public offering proceeds threshold had been amended to $5,000,000. On June 15, 2023, the note, consisting of $1,250,000 of principal and $99,726 of interest, was converted into 327,207 shares of common stock. The note was converted in accordance with the conversion terms; therefore, no gain or loss had been recognized.	-	1,250,000

On various origination dates between February 15, 2022 and February 25, 2022, the Company sold two (2) individual unsecured convertible promissory notes (“First Convertible Eagle Vision Notes”) with a face value of $350,000 each, under substantially the same terms. The First Convertible Eagle Vision Notes carried interest at 5% per annum and a default rate of 18%, which were mandatorily convertible upon the date on which a registration statement for the Company’s underwritten public offering of its common stock with total proceeds to the Company of not less than $10,000,000 was effective, at a fixed conversion price of $4.125 per common share. The notes matured on November 30, 2022, and all interest was deemed to have stopped accruing as of a date selected by the Company that was up to 10 days prior to the effective date of the registration statement filed in connection with the IPO. The maturity dates were extended to June 30, 2023 and the public offering proceeds threshold had been amended to $5,000,000. On June 15, 2023, the notes, consisting of an aggregate $700,000 of principal and $44,590 of interest, were converted into 180,508 shares of common stock. The notes were converted in accordance with the conversion terms; therefore, no gain or loss had been recognized.	-	700,000

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

On various origination dates between March 1, 2018 and December 31, 2021, the Company sold a total of fifty-two (52) individual unsecured convertible promissory notes (“Convertible Notes”) with substantially the same terms, for total proceeds of $2,143,591. The Convertible Notes carried interest at 5% per annum, which originally carried an automatic conversion upon (i) a Qualified Financing, consisting of the closing of the sale of shares of its stock of at least $1,000,000, at a conversion rate of the lesser of (i) the product of (x) eight-tenths (0.8) and (y) the price per share paid by the purchasers of the preferred stock sold in the Qualified Financing and (ii) the price per share obtained by dividing $7,000,000 (the “Valuation Cap”) by the Company’s fully-diluted capitalization immediately prior to the Qualified Financing (excluding any shares issued upon conversion of convertible debt), were amended on December 17, 2021 to be automatically converted upon the date on which a registration statement for the Company’s underwritten public offering of its common stock with total proceeds to the Company of not less than $5,000,000, as amended, was effective at fixed conversion prices of either $2.05 or $4.125 per common share (six (6) of the Convertible Notes, totalling $355,000 of principal, were amended to convert at $2.05 per common share, and forty-six (46) of the Convertible Notes, totalling $1,788,591 of principal, were amended to convert at $4.125 per common share), and all interest was deemed to have stopped accruing as of a date selected by the Company that was up to 10 days prior to the effective date of the registration statement filed in connection with the IPO. On February 14, 2022, one of the Convertible Notes was repaid, consisting of $20,000 of principal and $3,586 of interest. The Convertible Notes were originally set to mature after eighteen months but were later amended to extend the maturity to June 30, 2023 and the public offering proceeds threshold had been amended to $5,000,000. On June 15, 2023, the notes, consisting of an aggregate $2,123,591 of principal and $290,047 of interest, were converted into 695,655 shares of common stock. The notes were converted in accordance with the conversion terms; therefore, no gain or loss had been recognized.	-	2,123,591

Total convertible notes payable, unrelated parties	$-	$4,919,191

In accordance with ASC 470, the Company recorded total discounts of $1,604,537 incurred as of December 31, 2022. The discounts were amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $1,028,509 of interest expense pursuant to the amortization of note discounts for the nine months ended September 30, 2022.

The Company recorded interest expense pursuant to the Convertible Notes, Unrelated Parties in the amount of $138,316 and $218,856, consisting of stated interest rates on the Convertible Notes, Unrelated Parties in the amount of $138,316 and $141,158, and $-0- and $77,698 of amortized debt discounts, for the nine months ended September 30, 2023 and 2022, respectively, including $9,441 of amortized debt discounts on warrants for the nine months ended September 30, 2022.

Note 12 – Notes Payable

On June 12, 2023, we accepted subscriptions for $170,000 and issued senior secured promissory notes and stock purchase warrants to four accredited investors. Each promissory note (titled a “Subordinated Note”) accrued interest at an annual rate of 15%, of which 10% was to be paid monthly, and the remaining 5% to remain unpaid, compound annually, and was due and payable on the maturity date. Upon default, the aggregate interest rate would increase to 18% per annum. Each Subordinated Note was due and payable on the earlier of: (i) December 31, 2023, (b) the closing of a “Qualified Subsequent Financing”, and (c) the closing of an initial public offering, as amended. In the event a note was pre-paid, we were required to pay a minimum one-year of interest. The term “Qualified Subsequent Financing” means the next sale, or series of related sales, of any security in which we received $2,000,000 or more from any parties that do not currently own, directly or indirectly, any of our common stock. We received proceeds of $170,000 in connection with the offering. The Subordinated Notes were a general secured obligation of the Company, subordinated to the Senior Secured Notes mentioned below. During the quarter ended June 30, 2023, the Subordinated Notes were repaid in full, along with $25,500 of guaranteed interest.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

In addition to the Subordinated Notes, each investor received a warrant to purchase shares of our common stock at $6.00 per share, with an issuance date of July 1, 2023, and expiring ten years from the issuance date. The aggregate number of shares available for purchase under the warrants are 30,000 shares, which were amortized as a debt discount over the life of the notes. We were required to register the resale of the shares issuable upon exercise of the warrants with the SEC. Prior to the exercise of a warrant, we are required to provide the investor monthly unaudited financial statements of income, cash flows, and stockholders’ equity. The Company recorded total debt discounts of $46,090 on warrants granted to the four investors for warrants issued in consideration of the debt financing received on June 12, 2023. The debt discounts were amortized as a debt discount over the original life of the notes, resulting in $46,090 of finance costs for the nine months ended September 30, 2023.

On March 15, 2023, the Company completed the sale of a Note to The John & Kristen Hinman Trust Dated February 23, 2016 (the “Hinman Note”), pursuant to the Loan Agreement between the Company and the Hinman Trust. The Hinman Note bears interest at 18% per annum, based on a 360-day year, and carries a monthly default rate of 1.5% of all outstanding principal, interest, fees and penalties. The Hinman Note matures on January 10, 2024, as amended, and is secured by the Company’s accounts receivable from Walmart.

On May 7, 2021, we accepted subscriptions for $1,000,000 and issued senior secured promissory notes and stock purchase warrants to six accredited investors (the “May 2021 Bridge Financing”). Each promissory note (titled a “Subordinated Note”) accrued interest at an annual rate of 15%, of which 10% was to be paid monthly, and the remaining 5% to remain unpaid, compound annually, and was due and payable on the maturity date. Upon default, the aggregate interest rate would increase to 18% per annum. Each Subordinated Note was due and payable on the earlier of: (i) November 30, 2022, (b) the closing of a “Qualified Subsequent Financing”, and (c) the closing of an initial public offering, as amended. In the event a note was pre-paid, we are required to pay a minimum one-year of interest. The term “Qualified Subsequent Financing” means the next sale, or series of related sales, of any security in which we received $2,000,000 or more from any parties that do not currently own, directly or indirectly, any of our common stock. The maturity dates were extended to June 30, 2023. We received gross proceeds of $1,000,000 in connection with the offering, and net proceeds of $890,000, after payment of $110,000 in diligence fees to Eagle Vision Ventures, Inc. (“Eagle Vision”), which was amortized as a debt discount over the original life of the notes. The Subordinated Notes were a general secured obligation of the Company, subordinated to the Senior Secured Notes mentioned below. During the quarter ended September 30, 2023, the Subordinated Notes were repaid in full, along with $143,663 of interest. A total of $18,750 of interest was still owed as of September 30, 2023.

In addition to the Subordinated Notes issued in the May 2021 Bridge Financing, each investor received a warrant to purchase shares of our common stock at $7.10 per share, expiring ten years from the issuance date, as subsequently amended on March 7, 2022. The total number of shares available for purchase under the warrants are 154,243 shares, including 15,382 warrants issued as offering costs in connection with the Subordinated Notes, which were also amortized as a debt discount over the life of the notes. We were required to register the resale of the shares issuable upon exercise of the warrants with the SEC. Prior to the exercise of a warrant, we are required to provide the investor monthly unaudited financial statements of income, cash flows, and stockholders’ equity. The Company recorded total discounts of $176,228 on the Subordinated Notes, consisting of $110,000 of loan origination costs paid to Eagle Vision Ventures, Inc, and an aggregate $66,228 of debt discounts on warrants granted to the eight investors for warrants issued in consideration of the debt financing received on May 7, 2021, including warrants issued as offering costs to two additional parties. The debt discounts were amortized as a debt discount over the original life of the notes, resulting in $70,580 of finance costs, including $26,525 of amortized discounts attributable to the warrants for the nine months ended September 30, 2022.

On December 8, 2020, we accepted subscriptions for $1,250,000 and issued senior secured promissory notes and stock purchase warrants to three accredited investors. Each promissory note (titled a “Senior Secured Note”) accrued interest at an annual rate of 15%, of which 10% was to be paid monthly, and the remaining 5% to remain unpaid, compound annually, was due and payable on the maturity date. Upon default, the aggregate interest rate would increase to 18% per annum. Each Senior Secured Note was due and payable on the earlier of: (i) November 30, 2022, (b) the closing of a “Qualified Subsequent Financing”, and (c) the closing of an initial public offering, as amended. In the event a note was pre-paid, we were required to pay a minimum one-year of interest. The term “Qualified Subsequent Financing” means the next sale, or series of related sales, of any security in which we received $2,000,000 or more from any parties that do not currently own, directly or indirectly, any of our common stock. The maturity dates were extended to June 30, 2023. We received net proceeds of $1,115,000, after payment of $135,000 in diligence fees to Eagle Vision, in connection with the offering. During the quarter ended June 30, 2023, the Senior Secured Notes were repaid in full, along with $214,609 of interest. A total of $20,833 of interest was still owed as of September 30, 2023.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Senior Secured Notes were a general secured obligation of the Company, senior in all respects to the liens, terms, covenants, and conditions of all existing debt of the Company, except for our loans from Small Business Administration.

In addition to the Senior Secured Notes, each investor received a warrant to purchase shares of our common stock at $2.60 per share, expiring ten years from the issuance date, as subsequently amended on March 7, 2022. The total number of shares available for purchase under the warrants are 179,396 shares, including 47,811 warrants issued as offering costs in connection with the Subordinated Notes, which were also amortized as a debt discount over the original life of the notes. We were required to register the shares issuable upon exercise of the warrants with the SEC. Prior to the exercise of a warrant, we are required to provide the investor monthly unaudited financial statements of income, cash flows, and stockholders’ equity for each such monthly period. The principal balance of the Senior Secured Notes was paid in full as of September 30, 2023, and $1,250,000 was outstanding at December 31, 2022. The Company recorded total discounts of $180,196 on the Senior Secured Notes, consisting of $135,000 of loan origination costs paid to Eagle Vision Ventures, Inc, and an aggregate $45,196 of debt discounts on warrants granted to the five investors for warrants issued in consideration of the debt financing received on December 8, 2020, including warrants issued as offering costs to two additional parties. The debt discounts were amortized as a debt discount over the original life of the notes, resulting in $52,377 of finance costs, including $13,136 of amortized discounts attributable to the warrants for the nine months ended September 30, 2022.

On May 17, 2020, the Company entered into a loan agreement with the United States Small Business Administration (the “SBA”), as lender, pursuant to the SBA’s Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business (the “EIDL Loan Agreement”) encompassing a $34,500 Promissory Note issued to the SBA (the “EIDL Note”) (together with the EIDL Loan Agreement, the “EIDL Loan”), bearing interest at 3.75% per annum. In connection with entering into the EIDL Loan, the Company also executed a security agreement, dated May 17, 2020, between the SBA and the Company pursuant to which the EIDL Loan is secured by a security interest on all of the Company’s assets. Under the EIDL Note, the Company is required to pay principal and interest payments of $169 every month beginning May 17, 2021; however, the SBA extended the repayment date to November 17, 2022. All remaining principal and accrued interest is due and payable on May 17, 2050. The EIDL Note may be repaid at any time without penalty. The principal balance of the EIDL Loan was $34,500 as of September 30, 2023 and December 31, 2022.

Notes payable consists of the following as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022

Total notes payable	$234,500	$2,284,500
Less: unamortized debt discounts	-	-
Notes payable	$234,500	$2,284,500
Less: current maturities	200,000	2,250,000
Notes payable, less current maturities	$34,500	$34,500

The Company recognized $251,249 and $825,906 of interest expense on notes payable for the nine months ended September 30, 2023 and 2022, respectively. Interest expense consisted of $205,159 of stated interest expense and $46,090 of amortized debt discounts due to warrants issued on a Subordinated Note during the nine months ended September 30, 2023. Interest expense consisted of $257,491 of stated interest expense and $151,554 of amortized debt discounts, including $39,661 of amortization of the debt discount due to warrants on the Senior Secured Notes and Subordinated Notes, and $377,200 of expense related to the amendment of those warrants, during the nine months ended September 30, 2022.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 13 – Revolving Line of Credit

On October 1, 2021, we entered into a Growth Line of Credit Agreement (“LOC”) with Ampla LLC, formerly known as Gourmet Growth (“Gourmet Growth”), which allows us to draw funds from time to time, up to an aggregate principal amount of $400,000, for the purpose of purchasing inventory. The LOC accrues interest at 15% per annum and requires a 2% origination fee on each draw. The LOC was secured by all receivables, and all other tangible and intangible personal property, including, but not limited to cash, inventory, equipment, investments, contract rights and other general intangibles and chattel paper. The LOC requires that we collect payments on our accounts receivable in an account in which Gourmet Growth is able to collect a percentage of the collections to repay the LOC. The line of credit is revolving and automatically renewed upon use for a 12-month period. Repayment is made from current receivables, and the outstanding balance of $42,750 was paid in full on July 13, 2023. The Company’s balance of the LOC was $91,541 as of December 31, 2022.

The Company recorded interest expense pursuant to the stated interest rates on the LOC in the amount of $8,251 and $17,108 for the nine months ended September 30, 2023 and 2022, respectively.

The Company recognized interest expense for the nine months ended September 30, 2023 and 2022 respectively, as follows:

	September 30,	September 30,
	2023	2022
Interest on convertible notes payable, related parties	$3,696	$4,125
Interest on convertible notes payable	138,316	141,158
Interest on notes payable	205,159	257,491
Amortization of debt discounts	-	151,554
Amortization of debt discounts, warrants	46,090	49,102
Amended warrants	-	377,200
Amortization of debt discounts, derivatives	-	1,047,512
Interest on revolving line of credit	8,251	17,108
Finance charge on letter of credit	2,082	-
Interest on credit cards	2,406	1,542
Total interest expense	$406,000	$2,046,792

The aggregate amounts of maturities of notes payable during each of the periods set forth below, including amounts due within one year and classified as current, are as follows:

Fiscal Year Ending	Note Payable Maturities
December 31,	EIDL	Hinman	Total
2023*	$-	$-	$-
2024	-	200,000	200,000
2025	-	-	-
2026	-	-	-
2027	83	-	83
2028 and thereafter	34,417	-	34,417
	$34,500	$200,000	$234,500
Less effects of discounting	-	-	-
Total notes payable	$34,500	$200,00	$234,500

*	Based on the remaining three months for the year ending December 31, 2023.

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

The components of lease expense were as follows:

	For the Nine Months Ended
	September 30,
	2023	2022
Finance lease cost:
Amortization of right-of-use asset	$10,130	$-
Interest on lease liability	5,889	-
Total finance lease cost	$16,019	$-

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2023	2022
Finance lease:
Finance lease assets	$158,190	$-

Current portion of finance lease liability	$32,426	-
Noncurrent finance lease liability	109,075	-
Total finance lease liability	$141,501	$-

Weighted average remaining lease term:
Finance lease	3.6 years

Weighted average discount rate:
Finance lease	11.00%

Supplemental cash flow and other information related to finance leases was as follows:

	For the Nine Months Ended
	September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Finance cash flows used for finance leases	$26,819	$-

Leased assets obtained in exchange for lease liabilities:
Total finance lease liabilities	$168,320	$-

The future minimum lease payments due under finance leases as of September 30, 2023 is as follows:

Year Ending	Minimum Lease
December 31,	Commitments
2023 (for the three months remaining)	$14,629
2024	43,886
2025	43,886
2026	43,886
2027 and thereafter	29,258
$175,545
Less effects of discounting	34,044
Lease liability recognized	$141,501

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

Other Contractual Commitments

On January 19, 2022, the Company entered into a contract manufacturing agreement with NXTDried Superfoods SAC to produce products for distribution by the Company. The Company agreed to pre-pay for inventory via an advance to enable the manufacturer to invest in necessary processing facilities that will be reimbursed to the Company on an agreed per kg basis over the period of 2022 to 2026.

On May 7, 2021, the Company entered into a license agreement (“License Agreement”) with EnWave, pursuant to which EnWave licensed to the Company a collection of patents and intellectual property (the “EnWave Technology”) used to manufacture and operate vacuum microwave dehydration machines purchased by the Company from EnWave (the “EnWave Equipment”). The License Agreement entitles EnWave to a fixed royalty percentage on all of the Company’s revenue from the sale of products produced using the EnWave Technology, net of trade or volume discounts, refunds paid, settled claims for damaged goods, applicable excise, sales and withholding taxes imposed at the time of the sale, and provides the Company with certain exclusivity rights with respect to the production of avocado products. In order to maintain the exclusivity, the Company agreed to annual royalty minimum payments as follows:

Year	Exclusivity Retention Royalty
2021	$-
2022	-
2023	-
2024	100,000
2025 and each subsequent year of the term	250,000
2026	250,000
2027	250,000
Total*	$850,000

The unrecognized commitment thereafter is $250,000 in perpetuity, as long as the Company elects to maintain exclusivity.

In addition to the initial EnWave Equipment we purchased, the Company agreed to purchase additional equipment from EnWave over time. The additional equipment purchase schedule, as amended, requires the Company to purchase a “Second EnWave Machine” and pay a non-refundable down payment of 40% of the purchase price on or before, September 29, 2023, or pay up-to four non-refundable deposits for the Second EnWave Machine in the amount of fifty thousand dollars ($50,000) each on September 30, 2023, December 31, 2023, March 31, 2024 and June 30, 2024 (the “Interim Deposits”), and pay the remainder of a 40% down payment of the purchase price on or before June 30, 2024. The Company paid the first non-refundable deposit of $50,000 on September 27, 2023. The Company is also required to execute an Equipment Purchase Agreement for a 120kW, or greater rated power, EnWave Equipment (the “Third EnWave Machine”) on or before December 31, 2025, and satisfy the payment obligations required with respect to the Third EnWave Machine by the License Agreement. The Company is also required to enter into an Equipment Purchase Agreement for a 120kW, or greater, rated power EnWave Equipment (the “Fourth EnWave Machine”) on, or before, December 31, 2026, and to satisfy the payment obligations required with respect to the Fourth EnWave Machine by the License Agreement. The License Agreement is effective as long as EnWave possesses its EnWave technology. There have been no royalty payments to date, and any future minimum royalty payments or equipment purchases under this license agreement are an unrecognized commitment, as they relate to retaining exclusivity of the avocado products going forward and the Company can elect not to pay.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 16 – Changes in Stockholders’ Equity (Deficit)

Preferred Stock

The Company has authorized 8,000,000 shares of $0.001 par value preferred stock. As of September 30, 2023, none of the preferred stock had been designated or issued.

Common Stock

The Company has authorized 80,000,000 shares of $0.001 par value common stock. As of September 30,2023, a total of 4,007,274 shares of common stock had been issued. Each holder of common stock is entitled to one vote for each share of common stock held.

Common Stock Issued for Services

On August 17, 2023, the Company issued 44,334 shares under the 2022 Equity Plan, to its securities counsel for services performed. The aggregate fair value of the shares was $99,751, based on the closing traded price of the common stock on the date of grant.

Initial Public Offering

In June 2023, the Company completed its initial public offering IPO in which it issued and sold 1,190,000 shares of its common stock at a price of $6.00 per share pursuant to an Underwriting Agreement between the Company and Alexander Capital, L.P. (the “Underwriter”). The Company received net proceeds of $6,226,000, after deducting underwriters’ discounts and commissions and before consideration of other issuance costs.

Pursuant to the Underwriting Agreement, the Company also issued to the Underwriter a Common Stock Purchase Warrant to purchase up to 82,110 shares of Common Stock at an exercise price of $7.20, which may be exercised for a five-year period beginning December 18, 2023.

Prior to the IPO, all deferred offering costs were capitalized in other noncurrent assets on the balance sheets. Deferred offering costs of $1,283,954, primarily consisting of accounting, legal, and other fees related to the Company’s IPO, were offset against the IPO proceeds upon the closing of the Company’s IPO in June 2023. As of September 30, 2023, all deferred offering costs were paid. Unpaid deferred offering costs totaled $543,664 as of December 31, 2022.

Debt Conversions

In connection with the IPO, a total of $6,029,204 of convertible debt, consisting of $5,526,691 of principal and $502,513 of interest, was converted into 1,572,171 shares of common stock, inclusive of $179,687, consisting of $165,000 of principal and $14,687 of interest, that converted into 43,562 shares of common stock issued upon the conversion of debts held by related parties. The notes were converted in accordance with the conversion terms; therefore, no gain or loss had been recognized.

Note 17 – Common Stock Options

Stock Incentive Plan

Our board of directors and shareholders adopted our 2022 Omnibus Equity Incentive Plan on January 1, 2022 (the “2022 Plan”). Our 2022 Plan allows for the grant of a variety of equity vehicles to provide flexibility in implementing equity awards, including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards. The number of shares reserved for issuance under the 2022 Equity Plan was initially an aggregate of 600,000 shares, as adjusted on June 15, 2023 in connection with the Company’s reverse stock split, subject to annual increases under the plan. There were 184,403 options with a weighted average exercise price of $4.11 per share outstanding as of September 30, 2023.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Common Stock Options Issued for Services

On August 8, 2023, the Company granted options to purchase an aggregate 30,000 shares of the Company’s common stock under the 2022 Plan, having an exercise price of $6.00 per share, exercisable over a 10-year term, to the chairman of the audit committee. The options will vest monthly over a one-year period. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 39% and a call option value of $0.1644, was $4,932. The options are being expensed over the vesting period, resulting in $719 of stock-based compensation expense during the nine months ended September 30, 2023. As of September 30, 2023, a total of $4,213 of unamortized expenses are expected to be expensed over the remaining vesting period.

On August 8, 2023, the Company granted options to purchase an aggregate 30,000 shares of the Company’s common stock under the 2022 Plan, having an exercise price of $2.51 per share, exercisable over a 10-year term, to one of its directors. The options will vest monthly over a one-year period. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 39% and a call option value of $0.7885, was $23,655. The options are being expensed over the vesting period, resulting in $3,450 of stock-based compensation expense during the nine months ended September 30, 2023. As of September 30, 2023, a total of $20,205 of unamortized expenses are expected to be expensed over the remaining vesting period.

On February 28, 2023, the Company awarded fully vested options to purchase 16,000 shares of common stock under the 2022 Plan at an exercise price equal to $4.125 per share, exercisable over a ten-year period to an employee. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 50% and a call option value of $2.0249, was $32,399. The options were expensed as stock-based compensation expense during the nine months ended September 30, 2023.

Note 18 – Common Stock Warrants

Warrants to purchase a total of 447,246 shares of common stock at a weighted average exercise price of $6.83 per share, with a weighted average remaining life of 6.9 years, were outstanding as of September 30, 2023.

Warrants Issued Pursuant to Debt Offering

On July 1, 2023, the Company issued warrants to purchase an aggregate total of 30,000 shares of common stock at an exercise price of $6.00 per share to note holders in connection with the sale of senior secured promissory notes in the aggregate principal amount of $170,000 to four accredited investors. The proceeds received were allocated between the debt and warrants on a relative fair value basis. The aggregate estimated value of the warrants using the Black-Scholes Pricing Model, based on a weighted average volatility rate of 54% and a weighted average call option value of $3.8171, was $114,513, of which $46,090 was recognized as finance expense during the nine months ended September 30, 2023. As of September 30, 2023, there were no unamortized expenses expected to be expensed over the remaining life of the outstanding debt, as the debt was repaid in full on June 16, 2023.

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

Note 19 - Income Taxes

The Company incurred a net operating loss for the nine months ended September 30, 2023, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. On September 30, 2023, the Company had approximately $6.7 million of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2041.

The effective income tax rate for the nine months ended September 30, 2023 and 2022, was 21%.

The Company has incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, a valuation allowance has been recorded against the Federal and state deferred tax assets as of September 30, 2023 and December 31, 2022.

Additionally, in accordance with ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 20 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued, noting no reportable event, except as follows:

Common Stock Issued for Services

On November 1, 2023, the Company issued 24,478 shares under the 2022 Equity Plan, to its securities counsel for services performed. The aggregate fair value of the shares was $40,389, based on the closing traded price of the common stock on the date of grant.

On October 26, 2023, the Company issued 12,500 shares, restricted in accordance with Rule 144, to a consultant for services performed. The aggregate fair value of the shares was $19,000, based on the closing traded price of the common stock on the date of grant.

Options Granted

On October 24, 2023, the Company granted options to purchase an aggregate 42,500 shares of the Company’s common stock, having an exercise price of $1.60 per share, exercisable over a 10-year term, to a total of four employees. The options will vest one-year from the date of grant.

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

Overview

We were incorporated as Avochips Inc., an Oregon corporation, on February 21, 2017, and on November 2, 2017, we converted into Avochips, LLC, an Oregon limited liability company. On November 19, 2021, we converted from an Oregon limited liability company into BranchOut Food Inc., a Nevada corporation. Avochips, LLC redomiciled to Nevada in connection with a conversion from an Oregon limited liability company to a Nevada corporation, named BranchOut Food Inc.

We are engaged in the development, marketing, sale, and distribution of plant-based, dehydrated fruit and vegetable snacks and powders. Our products are currently manufactured for us by two contract manufacturers, one based in the Republic of Chile, and the other in the Republic of Peru. The manufacturing facility in Peru houses our new large-scale continuous through-put dehydration machine that completed its first production run in the first quarter of 2023, and which substantially increased our production capacity. Both facilities produce dehydrated fruit and vegetable products for BranchOut using a new proprietary dehydration technology licensed by us from a third party. The Company’s customers are primarily located throughout the United States.

Business Summary

BranchOut is an emerging natural food brand with a licensed technology platform for the manufacture of plant-based dehydrated foods. BranchOut has licensed rights from an independent third party to a new dehydration technology designed for drying and processing highly sensitive fruits and vegetables such as avocados, bananas and others. Using the licensed technology platform, we believe BranchOut’s line of branded food products speak to current consumer trends. In our experience, conventional dehydration methods, such as freeze-drying and air drying, tend to degrade most fruit and vegetables through oxidation, browning/color degradation, nutritional content reduction and/or flavor loss. As a result, certain highly sensitive fruit, such as avocados and bananas, have not previously been successfully offered as a dehydrated base for consumer products. Other dried fruit- and vegetable-based products are on the market but are of low quality. We believe that BranchOut’s licensed technology platform and process is the only way to produce quality avocado- and banana-based snack and powdered products. Additionally, we believe our licensed technology platform produces superior products when using other fruits and vegetables as the base when compared to conventional drying and dehydration technologies. With licenses to 17 patents registered or pending in 14 countries, BranchOut has been granted the exclusive rights to use the licensed technology platform as applied to avocados, in addition to BranchOut’s own patent pending process, and nonexclusive rights to use the licensed technology platform for other products.

Our Products

Over time, BranchOut plans to grow revenues strategically by penetrating the multi-billion dollar grocery market opportunity presented by our current product lines, as well as expanding our platform to include additional products that meet our strict plant-based ingredient criteria to diversify our revenue base and increase BranchOut’s total addressable market (“TAM”) opportunity. BranchOut’s current products are primarily:

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

Results of Operations for the Three Months Ended September 30, 2023 and 2022

The following table summarizes selected items from the statement of operations for the three months ended September 30, 2023 and 2022, respectively.

	Three Months Ended
	September 30,		Increase /
	2023	2022	(Decrease)

Net revenue	$906,996	$181,930	$725,066
Cost of goods sold	878,664	172,830	705,834
Gross profit	28,332	9,100	19,232

Operating expenses:
General and administrative	230,459	351,110	(120,651)
Salaries and benefits	222,764	110,091	112,673
Professional services	218,160	112,519	105,641
Depreciation and amortization	55,939	37,252	18,687
Total operating expenses	727,322	610,972	116,350

Operating loss	(698,990)	(601,872)	97,118

Other income (expense):
Interest income	3,001	2,937	64
Interest expense	(10,004)	(217,346)	(207,342)
Total other income (expense)	(7,003)	(214,409)	(207,406)

Net loss	$(705,993)	$(816,281)	$(110,288)

Net Revenue

Our net revenue for the three months ended September 30, 2023 was $906,996, compared to $181,930 for the three months ended September 30, 2022, an increase of $725,066, or 399%. The increase in revenue was primarily due to increased sales to big box retailers during the three months ended September 30, 2023.

Cost of Goods Sold and Gross Profit

Our cost of goods sold for the three months ended September 30, 2023 was $878,664, compared to $172,830 for the three months ended September 30, 2022, an increase of $705,834 or 408%. Cost of goods sold increased primarily due to increased costs associated with our increased sales to big box retailers during the three months ended September 30, 2023. As a result of the foregoing, we had gross profit of $28,332, or 3%, for the three months ended September 30, 2023 as compared to a gross profit of $9,100, or 5%, for the three months ended September 30, 2022. Our gross profit margin decreased slightly due to increased product costs incurred during the current period.

General and Administrative

Our general and administrative expense for the three months ended September 30, 2023 was $230,459, compared to $351,110 for the three months ended September 30, 2022, a decrease of $120,651 or 34%. The largest components of our general and administrative expenses are advertising and marketing, travel, and storage, shipping and handling expense.

	Three Months Ended September 30,
	2023	2022	Difference	% change

Advertising and marketing	$43,042	$77,934	$(34,892)	(45)%
Travel	$12,121	$14,705	$(2,584)	(18)%
Storage, shipping and handling	$56,301	$33,726	$22,575	77%

Advertising and marketing expenses decreased for the three months ended September 30, 2023 as compared to the corresponding period in 2022 as we focused our resources on our IPO. Our travel expenses decreased for the same reason, as we reduced our international travel. Storage, shipping and handling expenses increased primarily due to increased international shipping rates.

Salaries and Wages

Salaries and wages for the three months ended September 30, 2023 was $222,764, compared to $110,091 for the three months ended September 30, 2022, an increase of $112,673, or 102%. This increase was primarily attributable to increased headcount in line with our expanded operations.

Professional Fees

Professional fees for the three months ended September 30, 2023 was $218,160, compared to $112,519 for the three months ended September 30, 2022, an increase of $105,641, or 94%. This increase was primarily attributable to increased consulting fees.

Depreciation Expense

Depreciation expense for the three months ended September 30, 2023 was $55,939, compared to $37,252 for the three months ended September 30, 2022, an increase of $18,687, or 50%. The increase was primarily due to depreciation associated with our EnWave 60kW Vacuum Microwave Dehydration and Chiller Machines, which were installed at our contract manufacturer in Peru in the third quarter of 2022.

Other Income (Expense)

In the three months ended September 30, 2023, other expense was $7,003 on a net basis, consisting of $10,004 of interest expense, as partially offset by $3,001 of interest income. For the three months ended September 30, 2022, other expense was $214,409 on a net basis, consisting of $217,346 of interest expense, as partially offset by $2,937 of interest income. Other expense decreased by $207,406, or 97%, primarily due to the decreased interest on debt which was mostly settled in June of 2023.

Net loss

Net loss for the three months ended September 30, 2023 was $705,993, compared to $816,281 for the three months ended September 30, 2022, a decreased net loss of $110,288, or 14%. The decreased net loss was primarily due to $207,342 of decreased interest expense on debt that was mostly settled in June of 2023, as partially offset by $112,673 of increased salaries and wages as we expanded our staff during the current period.

Results of Operations for the Nine Months Ended September 30, 2023 and 2022

The following table summarizes selected items from the statement of operations for the nine months ended September 30, 2023 and 2022, respectively.

	Nine Months Ended
	September 30,		Increase /
	2023	2022	(Decrease)

Net revenue	$1,347,401	$725,649	$621,752
Cost of goods sold	1,255,526	875,336	380,190
Gross profit (loss)	91,875	(149,687)	241,562

Operating expenses:
General and administrative	552,390	745,686	(193,296)
Salaries and benefits	910,812	430,963	479,849
Professional services	520,506	395,954	124,552
Depreciation and amortization	167,520	37,414	130,106
Total operating expenses	2,151,228	1,610,017	541,211

Operating loss	(2,059,353)	(1,759,704)	299,649

Other income (expense):
Interest income	8,757	9,960	(1,203)
Interest expense	(406,000)	(2,046,792)	(1,640,792)
Total other income (expense)	(397,243)	(2,036,832)	(1,639,589)

Net loss	$(2,456,596)	$(3,796,536)	$(1,339,940)

Net Revenue

Our net revenue for the nine months ended September 30, 2023 was $1,347,401, compared to $725,649 for the nine months ended September 30, 2022, an increase of $621,752, or 86%. The increase in revenue was primarily due to increased sales to big box retailers during the nine months ended September 30, 2023.

Cost of Goods Sold and Gross Profit (Loss)

Our cost of goods sold for the nine months ended September 30, 2023 was $1,255,526, compared to $875,336 for the nine months ended September 30, 2022, an increase of $380,190 or 43%. Cost of goods sold increased primarily in line with the increase in our sales for the period and a reduction in our shipping costs, which, in turn, was primarily a result of our transition to bulk shipping arrangements. As a result of the foregoing, we had gross profit of $91,875, or 7%, for the nine months ended September 30, 2023, as compared to a gross loss of $149,687, or (21%), for the nine months ended September 30, 2022. Our gross profit margin increased primarily due to cost savings realized as a result of our transition to bulk shipping arrangements during the current period.

General and Administrative

Our general and administrative expense for the nine months ended September 30, 2023 was $552,390, compared to $745,686 for the nine months ended September 30, 2022, a decrease of $193,296, or 26%. The largest components of our general and administrative expenses are advertising and marketing, travel, and storage, shipping and handling expense.

	Nine Months Ended September 30,
	2023	2022	Difference	% change

Advertising and marketing	$105,402	$273,955	$(168,553)	(62)%
Travel	$41,532	$41,303	$229	1%
Storage, shipping and handling	$153,099	$83,507	$69,592	83%

Advertising and marketing expenses decreased for the nine months ended September 30, 2023, as compared to the corresponding period in 2022 as we focused our resources on our IPO. Our travel expenses increased minimally, and storage, shipping and handling expenses increased primarily due to increased international shipping rates.

Salaries and Wages

Salaries and wages for the nine months ended September 30, 2023 was $910,812, compared to $430,963 for the nine months ended September 30, 2022, an increase of $479,849, or 111%. This increase was primarily attributable to increased headcount in line with our expanded operations.

Professional Fees

Professional fees for the nine months ended September 30, 2023 was $520,506, compared to $395,954 for the nine months ended September 30, 2022, an increase of $124,552, or 31%. This increase was primarily attributable to increased consulting fees.

Depreciation Expense

Depreciation expense for the nine months ended September 30, 2023 was $167,520, compared to $37,414 for the nine months ended September 30, 2022, an increase of $130,106, or 348%. The increase was primarily due to depreciation associated with our EnWave 60kW Vacuum Microwave Dehydration and Chiller Machines, which were installed at our contract manufacturer in Peru in the third quarter of 2022.

Other Income (Expense)

In the nine months ended September 30, 2023, other expense was $397,243, consisting of $406,000 of interest expense, as partially offset by $8,757 of interest income. During the comparative nine months ended September 30, 2022, other expense was $2,036,832, consisting of $2,046,792 of interest expense, as partially offset by $9,960 of interest income. Other expense decreased by $1,639,589, or 80%, primarily due to the decreased amortization of debt discounts and reductions in interest expense on debt which was mostly settled in June of 2023.

Net loss

Net loss for the nine months ended September 30, 2023 was $2,456,596, compared to $3,796,536 during the nine months ended September 30, 2022, a decreased net loss of $1,339,940, or 35%. The decreased net loss was primarily due to $241,562 of improved gross profits and a reduction of $1,640,792 of interest expense related to the amortization of debt discounts in the prior period that were not recognized in the current period and reductions in interest expense on debt which was mostly settled in June of 2023, as partially offset by $479,849 of increased salaries and wages as we expanded our headcount during the current period.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital as of September 30, 2023 and December 31, 2022.

	September 30,	December 31,
	2023	2022
Current Assets	$2,893,334	$1,077,973

Current Liabilities	$613,507	$8,369,533

Working Capital	$2,279,827	$(7,291,560)

As of September 30, 2023, we had working capital of $2,279,827. We have incurred net losses since our inception and we anticipate net losses and negative operating cash flows for the near future, and we may not be profitable or realize growth in the value of our assets. To date, our primary sources of capital have been cash generated from the sales of our products, common stock sales, and debt financing. As of September 30, 2023, we had cash of $1,008,484, total liabilities of $757,082, and an accumulated deficit of $11,341,427. As of December 31, 2022, we had cash of $312,697, total liabilities of $8,404,033, and an accumulated deficit of $8,884,831.

Cash Flow

Comparison of the Nine Months Ended September 30, 2023 and the Nine Months Ended September 30, 2022

The following table sets forth the primary sources and uses of cash for the periods presented below:

	Nine Months Ended
	September 30,
	2023	2022
Net cash used in operating activities	$(3,258,248)	$(2,013,591)
Net cash used in investing activities	(66,565)	(22,436)
Net cash provided by financing activities	3,784,850	1,652,220

Net change in cash	$460,037	$(383,807)

Net Cash Used in Operating Activities

Net cash used in operating activities was $3,258,248 for the nine months ended September 30, 2023, compared to $2,013,591 for the nine months ended September 30, 2022, an increase of $1,244,657, or 62%. The increase was primarily due to increased accounts receivable, inventory purchases and payments on accounts payable from our use of IPO proceeds.

Net Cash Used in Investing Activities

Net cash used in investing activities was $66,565 for the nine months ended September 30, 2023, compared to $22,436 for the nine months ended September 30, 2022, a decrease of $44,129, or 197%. This decrease was primarily attributable to decreased property and equipment purchases, as partially offset by advances received on notes receivable in the prior period that were not replicated in the current period.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $3,784,850 for the nine months ended September 30, 2023, compared to $1,652,220 for the nine months ended September 30, 2022, an increase of $2,132,630, or 129%. Our increased cash provided by financing activities was primarily from the net proceeds received in our IPO in the current period, as partially offset by debt repayments.

ABILITY TO CONTINUE AS A GOING CONCERN

As of September 30, 2023, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $11,341,427, with working capital of only $2,279,827. We are too early in our development stage to project future revenue levels, and may not be able to generate sufficient funds to sustain our operations for the next twelve months. Accordingly, we may need to raise additional cash to fund our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In the event sales do not materialize at the expected rates, management would seek additional financing and would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives; therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The condensed financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The condensed financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Our ability to scale production and distribution capabilities and further increase the value of our brands, is largely dependent on our success in raising additional capital.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the three-month period ended September 30, 2023 there were no changes to the application of critical accounting policies previously disclosed in the Prospectus.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of September 30, 2023. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three-month period ended September 30, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

ITEM 1A. RISK FACTORS

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS.

Exhibit	Description
3.1	Articles of Incorporation of BranchOut Food Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s form S-1 filed with the Securities and Exchange Commission on April 24, 2023)
3.2	Bylaws of BranchOut Food Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s form S-1 filed with the Securities and Exchange Commission on June 9, 2023)
3.3	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 1.2 of the Company’s form 8-K filed with the Securities and Exchange Commission on June 22, 2023)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Eric Healy	Chief Executive Officer	November 14, 2023
Eric Healy	(Principal Executive Officer)

/s/ Christopher Coulter	Chief Financial Officer	November 14, 2023
Christopher Coulter	(Principal Accounting and Financial Officer)

