Form 10-K
period 2023-12-31
BranchOut Food Inc.
filed 2024-04-01
CIK 1962481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-41723

BRANCHOUT FOOD INC.

(Exact name of registrant as specified in its charter)

nevada	87-3980472
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

205 SE Davis Ave., Suite C

Bend, Oregon 97702

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (844) 263-6637

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BOF	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of $3.25 per share as of June 30, 2023 was approximately $9,598,284.

As of March 29, 2024, there were 4,044,252 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

Forward Looking Statements

This Form 10-K contains “forward-looking” statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation:

●	the factors set forth under “Risk Factors” in this Form 10-K;
●	the fact that we have a limited operating history;
●	the expected growth of our business and our Company;
●	our reliance on contract manufacturers and other third parties to produce our products;
●	estimates of our total addressable market and our expectations about market trends;
●	whether we are able to achieve commercial success and market acceptance for our products;
●	our expectations regarding competitive companies and technologies and our industry generally;
●	the impact on our business, financial condition and results of operation from COVID-19, or any pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide;
●	our ability to manage and grow our business by expanding our commercial organization and increasing our sales to existing and new customers in current and new geographies;
●	our ability to manufacture sufficient quantities of our products with sufficient quality;
●	our ability to accurately forecast customer demand for our products and manage our inventory;
●	our ability to establish and maintain intellectual property protection for our products or avoid future claims of infringement;
●	U.S. or foreign regulatory actions affecting us or the food and beverage industry generally;
●	the timing or likelihood of making regulatory filings and obtaining regulatory approvals;
●	our ability to hire and retain key personnel;
●	our ability to obtain additional financing if and when required for our operations; and
●	our ability to comply with Nasdaq requirements and government laws, rules and regulations both in the United States and internationally.

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. While we believe these expectations, assumptions, estimates, and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance, or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Given these risks and uncertainties, you are cautioned not rely on such forward-looking statements as predictors of future events. Forward-looking statements are not guarantees of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements included in this Form 10-K.

Any forward-looking statement that we make in this Form 10-K speaks only as of the date of such statement. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, changed circumstances, future events or otherwise.

ITEM 1. BUSINESS

Overview

BranchOut Food Inc. (together with its subsidiaries, the “Company,” “BranchOut,” “we,” “our,” or “us”) was originally incorporated as AvoChips Inc., an Oregon corporation, on February 21, 2017. On November 2, 2017, AvoChips Inc. converted into Avochips, LLC, an Oregon limited liability company and on November 19, 2021, Avochips, LLC converted into a Nevada corporation named BranchOut Food Inc.

We are engaged in the development, marketing, sale, and distribution of plant-based, dehydrated fruit and vegetable snacks and powders. Our products are currently manufactured for us by contract manufacturers based in South America and North America that produce dehydrated fruit and vegetable products for us using a new proprietary dehydration technology that we license from a third party. Our Company’s customers are primarily located throughout the United States.

Using our licensed technology platform, we believe our line of branded food products speak to current consumer trends. In our experience, conventional dehydration methods, such as freeze-drying and air drying, tend to degrade most fruit and vegetables through oxidation, browning/color degradation, nutritional content reduction and/or flavor loss. As a result, certain highly sensitive fruit, such as avocados and bananas, have not previously been successfully offered as a dehydrated base for consumer products. We believe that BranchOut’s licensed technology platform and process is the only way to produce quality avocado and banana-based snack and powdered products. Additionally, we believe our licensed technology platform produces superior products when using other fruits and vegetables as the base when compared to conventional drying and dehydration technologies. We license technology, consisting of a portfolio of patents, and purchased production machines, from Enwave, and we have been granted the exclusive rights to use the licensed technology platform as applied to avocados. In addition, BranchOut has its own patent pending process, and has the nonexclusive rights to use the licensed technology platform for other products.

We entered into a private labeling contract with one of the world’s largest retailers in late 2022 to supply the retailer with two products for placement in half of their domestic stores. In April 2023, the same retailer agreed to carry four additional products of ours in certain of their stores.

In June 2023, we completed our initial public offering (“IPO”) in which we issued 1,190,000 shares of common stock at a price of $6.00 per share. We received net proceeds of $6,226,000 in the IPO after deducting underwriters’ discounts and commissions and before consideration of other issuance costs. In connection with the IPO, a total of $6,029,204 of convertible debt, consisting of $5,526,691 of principal and $502,513 of interest, was converted into 1,572,171 shares of common stock.

Our Products

Over time, we plan to grow revenues strategically by penetrating the multi-billion dollar grocery market opportunity presented by our current product lines, as well as expanding our platform to include additional products that meet our strict plant-based ingredient criteria. Our current primary products are:

●	BranchOut Snacks: dehydrated fruit and vegetable-based snacks, including Avocado Chips, Chewy Banana Bites, Pineapple Chips, Brussels Sprout Crisps and Bell Pepper Crisps.
●	BranchOut Powders: Avocado Powder, Banana Powder and Blueberry Powder.
●	BranchOut Industrial Ingredients: Bulk Avocado Powder, dried avocado pieces and other fruit powders/pieces.

We are currently developing additional products, including chocolate covered fruit items and private label products for large retailers.

BranchOut Snacks

Our Avocado Chips are real avocado slices, dehydrated using our licensed technology and process to create crispy, crunchy avocado slices while maintaining their vibrant green color, rich creamy avocado flavor, and superfood nutritional content. We offer these in three flavors, “Sea Salt with a Hint of Lime”, “Chili Lime” and “Sriracha” seasoned topically on the avocado slices.

In addition to the avocado snack line, we offer a “Chewy Banana Bite”. Each “Banana Bite” is an actual banana slice, providing a unique marshmallow-like, chewy texture. Previous market offerings in the banana snack space include fried plantain chips and dark brown air-dried banana snacks. We believe that our “Chewy Banana Bite” product is superior due to its fresh-looking, natural yellow color, single ingredient base and fresh banana flavor. We offer the banana bites in three flavors, “Original”, “Chocolate Dipped” and “Cinnamon Churro”. According to widely accepted market data, fresh bananas have historically shown to be the most consumed fruit in America and the highest selling item in grocery stores; however, we do not believe that any banana snack has been offered prior to our “Chewy Banana Bite” product that is of similar quality.

Our “Pineapple Chip” product is made up of 100% dried pineapple slices. Utilizing the same technology as the Avocado Chips and Chewy Banana Bite products, the Pineapple Chips are made from real pineapple slices and offer a fresh pineapple flavor.

In addition, in 2023, we added two vegetable-based snacks, Brussels Sprout Crisps and Bell Pepper Crisps to our BranchOut branded product line.

BranchOut Powders

In addition to snack products, we have developed mixable powder products that can be utilized in many different functions. The current powder offerings include, Avocado Powder, Banana Powder and Blueberry Powder, and each are 100% plant-based. We believe that our Avocado Powder is the first and only quality avocado powder on the market. Fresh avocados are one of the shortest shelf-life items consumers can buy and tend to be expensive. Rather than waiting for fresh avocados to ripen and worrying about spoilage, consumers can simply use our avocado powder. All of our powders have a 12-month shelf life and maintain the natural color, flavor, and nutritional content. Currently, consumers are mainly using our powders as additions to homemade smoothies because of their convenience, high flavor and nutritional values. Secondarily, consumers are using our powders for a wide variety of applications, including as ingredients in baked goods, recipes, cocktails, skin care applications and others.

BranchOut Industrial Ingredients

While BranchOut is primarily focused on our snack items, many industrial ingredients opportunities have presented themselves as we have begun marketing the brand. These opportunities include offering bulk avocado powder to ingredient suppliers, inclusion in other food products, pet foods, skin care applications, and many others. To date, we have sold our bulk Avocado Powder to several food product manufacturers. While we are currently limiting our supply of these products to preserve our limited production capacity for our branded items, we believe that significant opportunities will be available as we grow our business.

Products in Development

We are currently working on several new items at the request of a major national retailer for their private label brand. In addition, we have been in discussions with the U.S. Army about the possibility of including certain of our products in their Meals Ready-to-Eat for their personnel. The U.S. Army has asked us to develop snack concepts for sensory and shelf-life testing, which is currently in progress. Separately, we have been developing a line of salad toppers with one of the largest salad dressing producers in the U.S.

Industry

We operate in what the U.S. Census Bureau estimated to be a $858 billion grocery market in 2023, which is the second largest retail market after the automobile industry. BranchOut is specifically focused on the fastest growing sub-segment of the grocery market: Natural, Organic and Functional Food and Beverages. According to the Nutrition Business Journal, in 2022, Natural, Organic and Functional Food and Beverages sales in the U.S. were approximately $199 billion and grew 6.6% from the prior.

We believe that consumer preferences within the evolving food and beverage industry are shifting away from processed and sugar-laden food and beverage products, as well as those containing significant amounts of highly processed and artificial ingredients. We believe that there is also increasing recognition of the environmental impact of animal-based products. This has led to significant growth in plant-based foods and beverages. According to the Plant-Based Foods Association, total U.S. Plant-based Category, defined as products made primarily from plant sources, excluding animal-derived ingredients, in 2023 is estimated at $8 billion and is expected to grow at a CAGR of 12.2% from 2023 to 2033. Among plant-based food categories, plant-based snacks are a rapidly emerging category but, in our opinion, lack product offerings similar to the BranchOut Snacks line. A report published by Persistence Market Research opines that the global plant-based snacks market is poised to witness lucrative growth by clocking a notable Compound Annual Growth Rate (“CAGR”) of 8.7% by the end of 2028. North America contributes massively to the growing size of the plant-based snacks market, on account of the rapid adoption of the flexitarian, vegetarian, and vegan diet. The North American plant-based snacks market is projected to produce a healthy CAGR of over 7% and exceed a market value of over US$23.2 billion through 2028.

BranchOut’s long-term goal is to build a scale-level and widely recognized brand and private label solutions that focuses on natural ingredients, nutritional density and functionality in the plant-based snack and nutritional powder space. We believe an authentic and trusted brand is the strongest barrier to entry and a sustainable source of differentiation in the consumer-packaged goods (“CPG”) industry. We also believe a strong brand is a valuable platform that can be leveraged to expand beyond our current markets to achieve relevance across multiple grocery aisles, online and a wide array of other points of distribution. While the barriers to entry for launching a food product in the CPG industry have fallen in recent years as a result of unlimited shelf space on the internet and targeted online marketing, we believe that the barriers to building an internationally recognized and trusted brand relevant to today’s consumer remain high.

Our Growth Strategy

Consumers are increasingly incorporating natural alternatives into their diets but there are limited options. BranchOut is seeking to build a high level of brand recognition, as well as develop a trust and understanding with consumers that, regardless of category, any product labeled BranchOut will taste great and maintain a high-quality ingredient set. In addition, we aim to leverage our capabilities by offering major retailers private label products. These two approaches make up the heart of our platform strategy. Our primary growth strategies are as follows:

Open-Ended and Long Duration Growth Opportunity in the Enormous Grocery Market

The U.S. grocery market is one of the largest retail end-markets in the world. BranchOut’s strategy is to maximize penetration of this opportunity through a variety of avenues, including growing brand trust and recognition, significantly expanding our grocery distribution footprint to multiples of our current level of customer retail locations, driving shelf velocity through an acceleration of online and offline advertising and introducing new products to expand our store footprint.

Exposure to Plant-Based, Functional and Natural Foods Portions of the Grocery Market

Within the grocery category, there is an ongoing secular shift from highly processed legacy brands that demonstrate little nutritional benefit to natural, nutrient-dense, functional and plant-based alternatives. We expect the shift in consumer tastes driving the growth of natural and plant-based alternatives will continue throughout the foreseeable future as consumers become better educated on nutrition and focus on the health and wellness. There is also clear evidence that an increasing number of natural and plant-based products in stores are moving beyond the natural and specialty segments and into conventional grocery stores. The continuation of these trends should benefit BranchOut as we seek to penetrate the very large overall grocery market.

Continued Expansion of Distribution Footprint

Currently, our products are marketed and sold through a diverse set of physical retail channels, including grocery chains, club stores, specialty and natural food outlets, and on our website at www.branchoutfood.com and Amazon.com. Maximizing potential distribution would be a key growth driver for BranchOut and our goal is to expand distribution so that our products are available wherever our customers choose to shop, whether it be a retail store, food service environment or directly online. While expanding distribution, we plan to simultaneously increase our brand awareness through an extensive program of online and offline marketing initiatives to accelerate the sell-through velocity of our products once they reach the shelves of our wholesale partners.

Maximize Market Penetration of Existing Product Lines

We believe that our existing snacks and nutritional powders represent a multi-billion-dollar opportunity. We believe simply penetrating these core markets with our differentiated product lines will provide BranchOut with a large and long-duration growth opportunity. In the near-term, BranchOut plans to focus on growing its share within these categories. We plan to drive growth of both our snacks and nutritional powders through distribution expansion and increased marketing and advertising to drive brand recognition and shelf velocity. We plan to also attempt to leverage our new and existing wholesale relationships to gain additional shelf space for our full suite of existing products.

Expected Increases in Gross Margins, Fixed-Cost Leverage and a Capital Efficient Sales and Marketing Strategy Should Allow Earnings to Grow Faster than Sales, Providing a Path to Profitability

While generating topline growth is of primary importance to BranchOut, we are also highly focused on growing earnings faster than net sales and achieving profitability. We believe that the move from small batch system dehydration machines to the larger continuous throughput machines, will significantly improve our operating margins. Our new large-scale continuous throughput dehydration machine was commissioned in September 2022 and we completed the first production run in the first quarter of 2023. We also expect operating margins to be improved by our shifting finished packaging from South America to Texas (which allows us to ship from our contract manufacturers in South America to the U.S. in bulk, reducing costs). We commenced this transition in early 2023.

New Product Development

We intend to grow by launching new products over time. In the first and second quarters of 2020, we launched three flavors of Avocado Chips, three flavors of our Chewy Banana Bites and our Pineapple Chips. In the first quarter of 2022, we launched Banana Powder and Blueberry Powder to complement our Avocado Powder which was already on the market. In 2023, we launched a line of vegetable-based snacks including Brussels Sprout Crisps, and Bell Pepper Crisps, and in March 2024 we introduced our Salad Toppers and Kids Snack Pack line aimed at kids’ school lunches. We are also developing Broccoli Bites, Asparagus Sticks, Mango Chips, Mandarin Crisps and others. In addition, we are developing several new items at the request of a national retailer which are planned to be sold under their brand.

These new products have been, and we expect that our future products will be, developed primarily through internal research and development. Using our unique licensed technology and South American supply chain, we believe that BranchOut is in a position to create a wide variety of innovative new products. We intend to continue to create innovative products that conform to our brand ethos of uniqueness, great taste, high-quality ingredients, nutritional density, and functionality.

Regulation

Our operations involve food products and are subject to the oversight of, among others, the Food and Drug Administration (the “FDA”) and state, local and foreign counterparts, and United States Department of Agriculture (the “USDA”). The FDA, pursuant to the FDCA, as amended by the Food Safety Modernization Act (“FSMA”), enforces statutory standards regarding the growing, harvesting, manufacturing, processing, packaging, holding, distributing, importing, exporting, labeling and safety of food products, establishes requirements for or limitations on ingredients or substances in foods and establishes standards of identity for certain foods. Similar functions are performed by state, local and foreign governmental entities with respect to food products produced or distributed in their respective jurisdictions. FSMA, which is a major reform of U.S. food safety laws, aims to ensure the U.S. food supply is safe by focusing on preventing contamination. We have been working to comply with the new requirements of FSMA as the FDA has begun implementing and enforcing these provisions, and we will aim to ensure continued compliance as new regulations are promulgated and additional requirements go into effect. The USDA regulates imports and exports of agricultural and food products into and from the United States. The USDA also oversees the National Organic Program, which provides the national standards for labeling products as USDA organic, and regulates the introduction of certain genetically engineered organisms.

Competition

The food retail industry is very competitive. We compete with a number of Natural, Organic and Functional Food and Beverage producers, including Bare Snacks, which is a brand owned by PepsiCo, Rind Snacks, Inc., and Mariani Packing Co., Inc. In addition, our online business competes with food retail stores, supermarkets, warehouse clubs and other mass and general retail and online merchandisers. We face significant competition from these producers and retailers. Any changes in their merchandising and operational strategies could negatively affect our sales and profitability. In particular, if Natural, Organic and Functional Food and Beverage competitors seek to gain or retain market share by reducing prices, we would likely be forced to reduce our prices on similar product offerings in order to remain competitive, which may result in a decrease in our market share, net sales and profitability and may require a change in our operating strategies.

We have been able to compete successfully by differentiating ourselves from our competitors by providing an expanding selection of products, competitive pricing, convenience and customer service. If changes in consumer preferences decrease the competitive advantage attributable to these factors, or if we fail to otherwise positively differentiate our product offering or customer experience from our competitors, our business, financial condition, and results of operations could be materially and adversely affected.

Many of our competitors have longer operating histories, greater brand recognition, larger fulfillment infrastructures, greater technical capabilities, significantly greater financial, marketing, and other resources and larger customer bases than we do. These factors may allow our competitors to derive greater net sales and profits from their existing customer bases, acquire customers at lower costs or respond more quickly than we can to new or emerging technologies and changes in consumer preferences or habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing policies (including but not limited to predatory pricing policies and the provision of substantial discounts), which may allow them to build larger customer bases or generate net sales from those customer bases more effectively than we are able to execute upon. There can be no assurance that we will be able to successfully compete against these competitors.

Principal Executive Offices

Our principal executive offices are located at 205 SE Davis Ave., Suite C, Bend, Oregon 97702. Our telephone number is (844) 263-6637. We believe our facilities are adequate to meet our current and near-term needs.

Employees

As of March 29, 2024, we had five full-time employees and one part-time employee. Our employees are not represented by labor unions. We consider our relationship with our employees to be positive.

ITEM 1A. Risk Factors

The following important factors, and the important factors described elsewhere in this report or in our other filings with the SEC, could affect (and in some cases have affected) our results and could cause our results to be materially different from estimates or expectations. Other risks and uncertainties may also affect our results or operations adversely. The following and these other risks could materially and adversely affect our business, operations, results or financial condition.

Risks Related to Our Operating History, Financial Position and Capital Needs

We are an early-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

We are an early-stage company. We were formed and commenced operations in November 2017. We face all the risks faced by newer companies, including significant competition from existing and emerging competitors, many of which are established and have better access to capital. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown factors. We will need to transition from an early-stage company to a company capable of supporting larger scale commercial activities. If we are not successful in such a transition, our business, results, and financial condition will be harmed.

We have not been profitable to date, and we expect operating losses for the near future. During the years ended December 31, 2023 and 2022, we had net revenue of approximately $2,825,855 and $752,178, respectively, and incurred net losses of approximately $3,925,710 and $4,643,352, respectively. There can be no assurance that we will not continue to incur net losses in the future. We may not succeed in expanding our customer base and product offerings and even if we do, may never generate revenue that is significant enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Furthermore, we may not be able to control overhead expenses even where our operations successfully expand. Our failure to become and remain profitable would depress our value and could impair our ability to raise capital, expand our business, diversify our product offerings, or even continue our operations.

Our audited financial statements for the years ended December 31, 2023 and 2022 included a statement from our independent registered public accounting firm that there is substantial doubt about our ability to continue as a going concern, and a continuation of negative financial trends could result in our inability to continue as a going concern.

There is substantial doubt about our ability to continue as a going concern over the next twelve months and our independent registered public accounting firm has included a “going concern” explanatory paragraph in their report in our financial statements as of and for the years ended December 31, 2023 and 2022. If our operating results fail to improve, our financial condition will deteriorate which could render us unable to continue as a going concern.

We may need to raise additional capital to fund our existing commercial operations and develop and commercialize new products and expand our operations.

If our available cash balances, net proceeds from our IPO and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, we may seek to sell common stock or other securities, and/or seek additional debt financing.

We may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including to:

●	increase our sales and marketing efforts and address competitive developments;
●	provide for supply and inventory costs;
●	fund development and marketing efforts of any future products or additional features to then-current products;
●	acquire, license or invest in new technologies; and
●	acquire or invest in complementary businesses or assets.

Our present and future funding requirements will depend on many factors, including:

●	our ability to achieve revenue growth and improve gross margins;
●	the cost of expanding our operations and offerings, including our sales and marketing efforts;
●	the effect of competing market developments; and
●	costs related to international expansion.

The various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also could provide for rights, preferences, or privileges senior to those of holders of shares of our common stock. If we raise funds by issuing debt securities, those debt securities would have rights, preferences, and privileges senior to those of holders of shares of our common stock. The terms of any debt securities issued or borrowings made pursuant to a credit agreement could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights or grant licenses on terms that are not favorable to us.

Our current growth may not be indicative of our future growth, and our limited operating history may make it difficult to assess our future viability.

We expect that, in the future, as our revenue increases, our revenue growth rate will decline. We also believe that growth of our revenue depends on several factors, including our ability to:

●	expand our existing channels of distribution;
●	develop additional channels of distribution;
●	grow our customer base;
●	cost-effectively increase online sales on our website and third-party marketplaces;
●	effectively introduce new products;
●	increase awareness of our brand;
●	manufacture at a scale that satisfies future demand; and
●	effectively source key raw materials.

We may not successfully accomplish any of these objectives. We have not yet demonstrated the ability to manage rapid growth over a long period of time or achieve profitability at scale. Consequently, any predictions regarding our future success or viability may not be as accurate as they could be if we had a longer operating history or had previously achieved profitability.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

Our growth has placed, and may continue to place, significant demands on our organizational, administrative, and operational infrastructure, including manufacturing operations, quality control, technical support and customer service, sales force management and general and financial administration. As we continue to grow, we will need to make significant investments in multiple divisions of our company, including in sales, marketing, product development, information technology, equipment, facilities, and human resources. We will also need to improve our operational, financial and management controls as well as our reporting systems and procedures.

If we are unable to manage our growth effectively, we may be unable to execute our business plan, which could have a material adverse effect on our business and our results of operations. Managing our planned growth effectively will require us to:

●	maintain a low cost of customer acquisition relative to customer lifetime value;
●	identify products that will be viewed favorably by customers;
●	expand operations with our contract manufacturers; and
●	successfully hire, train, and motivate additional employees, including additional personnel for our technology, sales and marketing efforts.

The expansion of our products and customer base may result in increases in our overhead and selling expenses. Any increase in expenditures in anticipation of future sales that do not materialize would adversely affect our profitability. In addition, if we are unable to effectively manage the growth of our business, the quality of our products may suffer and we may be unable to address competitive challenges, which would adversely affect our overall business, operations, and financial condition.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Upon the completion of the IPO, we became subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and implemented disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. However, we believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make a required related party transaction disclosure. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Risks Related to Our Business

We rely upon third parties for the manufacture of our products, and have recently been unable to utilize equipment of ours located at one of our manufacturing facilities, which has required us to shift the production of some of our products to a higher-margin manufacturer. If we continue to be unable to access our equipment, our operating results will be adversely affected.

Our products are currently manufactured for us by two contract manufacturers, one based in the Republic of Chile, and the other in the Republic of Peru. The manufacturing facility in Peru houses our new large-scale continuous through-put dehydration machine that completed its first production run in the first quarter of 2023, and which substantially increased our production capacity. However, during the fourth quarter of 2023, the contract manufacturer located in Peru became involved in a legal dispute with its landlord and another third party, which resulted in that manufacturer suspending operations. In addition, as a result of such dispute, we currently do not have access to the dehydration machine that was previously operated by this manufacturer. Although we have been able to continue to fulfill orders by shifting fulfillment to other manufacturing sources, our costs of goods are expected to increase as a result. In addition, if we are unable to regain access to our dehydration machine and utilize it for the production of our products, our operating results may be materially and adversely affected.

In addition, during 2023, we recognized $761,085 of impairment expense, consisting of $485,265, $243,305 and $32,515 on the collectability of a note receivable, VAT taxes receivable and prepaid inventory, respectively, owed to us by this manufacturer.

We are dependent on our management team, and the loss of any key member of this team may prevent us from implementing our business plan in a timely manner, or at all.

Our success depends largely upon the continued services of our executive officers and other key personnel, particularly our Chief Executive Officer, Eric Healy. Our executive officers or key personnel could terminate their employment with us at any time without penalty. In addition, we do not maintain key person life insurance policies on any of our employees. The loss of one or more of our executive officers or key personnel could seriously harm our business and may prevent us from implementing our business plan in a timely manner, or at all.

Our Chief Financial Officer is not a full-time employee.

John Dalfonsi, our Chief Financial Officer, is not a full-time employee of the Company and is simultaneously serving other interests. There can be no assurance that we will be able to successfully manage our finance and accounting matters without a full time Chief Financial Officer.

Our business is reliant on the license we have been granted to utilize certain dry processing technology we use to manufacture our products in the agreed upon exclusive region.

Our ability to continue our business of growth and distribution of our products is dependent on the licensing agreement (the “Licensing Agreement”) we entered into with EnWave Corporation (“EnWave”) to utilize its dehydration technology in the manufacturing of our products. Our license is exclusive to North America, Central America, and South America (excluding our contract manufacturer in Chile) as it specifically relates to our avocado products and the Licensing Agreement grants non-exclusive rights for a variety of additional products. Any failure to comply with the terms of the Licensing Agreement could convert the exclusive portion of the license to a non-exclusive license, thereby permitting potential competitors to produce comparable avocado-based products using EnWave’s dehydration technology in the same geographic areas. Thus, any material failure to comply with the terms of the license or any failure to renew the license after it expires could have a material adverse impact on our financial condition and the operation of our business as it relates to our avocado-based products. Furthermore, we are reliant on EnWave to enforce its intellectual property rights in preventing would be competitors from using the technology exclusively licensed to us and there can be no assurance that EnWave will be successful in enforcing such rights in the relevant areas. Furthermore, future product development efforts may lead to additional products that we desire to commercialize. In this case, we will request expanding the exclusive and/or non-exclusive products defined by the Licensing Agreement, but there can be no assurance that EnWave will grant such requests.

We rely on a small number of suppliers to provide our raw materials, and our supply chain may be interrupted and prevent us from obtaining the necessary materials we need to operate.

We rely on limited number of suppliers and partners to meet our high-quality standards and supply products in a timely and efficient manner. There is, however, no assurance that quality natural and organic products will continue to be available to meet our specific and growing needs. This may be due to, among other reasons, problems with our suppliers’ and vendors’ businesses, finances, labor relations, ability to export materials, product quality issues, costs, production, insurance and reputation, as well as disease pandemics, epidemics or outbreaks such as COVID-19, acts of war, terrorism, natural disasters, fires, earthquakes, flooding or other catastrophic occurrences. If, for any reason, our suppliers or vendors became unable or unwilling to continue to provide services to us, this would likely lead to an interruption in our ability to import our products until we find another source that could provide these services. Failure to find a suitable replacement, even on a temporary basis, would have a material adverse effect on our ability to meet our current production targets, make it difficult to grow and would have an adverse effect on our results of operations.

In addition, we depend on a limited number of key suppliers and partners located primarily in Chile, Peru, the People’s Republic of China (the “PRC”) and the United States. For the years ended December 31, 2023 and 2022, three key suppliers accounted for 100% of our total raw material and packaging purchases, and 100% of our total dried fruit was supplied from Chile in 2022 (we commenced receiving dried fruit from Peru as well in January 2023, and 100% of our packaging purchases were from the PRC. As a result of this concentration in our supply chain, our business and operations would be negatively affected if any of our key suppliers were to experience significant disruption affecting the price, quality, availability, or timely delivery of their products. Additionally, our top suppliers are in a similar geographic area, which increases the risk of significant supply disruptions from local and regional events. In the event that our supply from our current suppliers is interrupted, our operations may be interrupted resulting in lost revenue, added costs, such as, without limitation, shipping costs, and distribution delays that could harm our business and customer relationships until we are able to identify and enter into agreements with one or more alternative suppliers.

Our results of operations may be negatively impacted by public health pandemics, epidemics or outbreaks, including COVID-19.

COVID-19 and the restrictions intended to prevent its spread have had a significant adverse impact on economic and market conditions around the world, including in the United States. These conditions have had, and may continue to have, a material adverse impact on our business. In particular, the continued spread of the coronavirus globally could adversely impact our operations, including among others, our manufacturing and supply chain, sales and marketing and could have an adverse impact on our business and our financial results. Additionally, countries have imposed, and may impose in the future, prolonged quarantines and travel restrictions, which may significantly impact the ability of our employees to get to their places of work to produce products, may make it such that we are unable to obtain sufficient components or raw materials and component parts on a timely basis or at a cost-effective price or may significantly hamper our products from moving through the supply chain.

Our global operations expose us to risks associated with public health crises and epidemics, pandemics and outbreaks, such as the COVID-19 pandemic. We rely on our production facilities, as well as third-party suppliers and manufacturers, in the United States, Peru, Chile, the PRC and other countries significantly impacted by the COVID-19 pandemic. The COVID-19 pandemic resulted in the extended shutdown of certain businesses in many of these countries, which has resulted and may continue to result in disruptions or delays to our supply chain. Any disruption in businesses in any of these countries will likely impact our sales and operating results. The COVID-19 pandemic has had, and COVID-19 may continue to have, an adverse impact on our operations, supply chains and distribution systems and increase our expenses, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking. Due to these impacts and measures, we have experienced, and may continue to experience, significant and unpredictable reductions in demand for certain of our products.

The future impact of COVID-19 is highly uncertain and cannot be predicted and there is no assurance that COVID-19 will not have a material adverse impact on our business, financial condition and results of operations. The extent of the impact of COVID-19 will depend on future developments, including actions taken to contain COVID-19, and if these impacts persist or exacerbate over an extended period of time.

The rapid spread of other contagious illnesses such as a novel coronavirus, or fear of such an event, could also have a material adverse effect on the demand for our products and services and therefore have a material adverse effect on our business and results of operations. Such a widespread health crisis could adversely affect the global economy, resulting in an economic downturn that could impact demand for our products.

Competition in the food retail industry is intense and presents an ongoing threat to the success of our business.

The food retail industry is very competitive. In our online and wholesale business, we compete with food retail stores, supermarkets, warehouse clubs and other mass and general retail and online merchandisers, many of which are larger than us and have significantly greater capital resources than we do, selling both competitive products and retailing our own products, and competing against our direct online business. We also compete with a number of Natural, Organic and Functional Food and Beverage producers.

We face significant competition from these and other retailers and producers. Any changes in their merchandising and operational strategies could negatively affect our sales and profitability. In particular, competitors seek to gain or retain market share by reducing prices, we would likely be forced to reduce our prices on similar product offerings in order to remain competitive, which may result in a decrease in our market share, net sales and profitability and may require a change in our operating strategies.

We have been able to compete successfully by differentiating ourselves from our competitors by providing an expanding selection of natural, organic, and functional food and beverage products, competitive pricing, convenience and exceptional customer service. If changes in consumer preferences decrease the competitive advantage attributable to these factors, or if we fail to otherwise positively differentiate our product offering or customer experience from our competitors, our business, financial condition, and results of operations could be materially and adversely affected.

Many of our current competitors have, and potential competitors may have, longer operating histories, greater brand recognition, larger fulfillment infrastructures, greater technical capabilities, significantly greater financial, marketing, and other resources and larger customer bases than we do. These factors may allow our competitors to derive greater net sales and profits from their existing customer bases, acquire customers at lower costs or respond more quickly than we can to new or emerging technologies and changes in consumer preferences or habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing policies (including but not limited to predatory pricing policies and the provision of substantial discounts), which may allow them to build larger customer bases or generate net sales from those customer bases more effectively than we are able to execute upon. There can be no assurance that we will be able to successfully compete against these competitors.

We expect competition in the Natural, Organic and Functional Food and Beverage industry generally to continue to increase. We believe that our ability to compete successfully in this market depends upon many factors both within and beyond our control, including:

●	the size and composition of our customer base;
●	the number of products that we feature on our website;
●	the quality and responsiveness of our customer service;
●	our selling and marketing efforts;
●	the quality and price of the products that we offer;
●	the convenience of the shopping experience that we provide;
●	our ability to distribute our products and manage our operations; and
●	our reputation and brand strength.

Given the rapid changes affecting the global, national, and regional economies generally and the Natural, Organic and Functional Food and Beverage industry, we may not be able to create and maintain a competitive advantage in the marketplace. Our success will depend on our ability to respond to, among other things, changes in consumer preferences, laws and regulations, market conditions, and competitive pressures. Any failure by us to anticipate or respond adequately to such changes could have a material adverse effect on our financial condition, operating results, liquidity, cash flow and our operational performance.

If we fail to compete successfully in this market, our business, financial condition, and results of operations would be materially and adversely affected.

Our products are new, and our industry is rapidly evolving.

To be successful we must, among other things:

●	develop, manufacture, and introduce new attractive and successful consumer products in our BranchOut brand;
●	attract and maintain a large customer base and develop and grow that customer base;
●	increase awareness of our BranchOut brand and develop effective marketing strategies to ensure consumer loyalty;
●	establish and maintain strategic relationships with key sales, marketing, manufacturing, and distribution providers;
●	respond to competitive and technological developments; and
●	attract, retain, and motivate qualified personnel.

We cannot guarantee that we will succeed in achieving our goals, and our failure to do so would have a material adverse effect on our business, prospects, financial condition, and operating results.

Some of our products are new and are in the early stages of commercialization, and some products that are important to our growth strategy are in various stages of research and development and have not yet been commercialized. Products in development that have not yet been commercialized include Broccoli Bites, Asparagus Sticks, Mango Chips and Mandarin Crisps and others. We are not certain that these, or any other future products, will be developed to commercialization, sell as anticipated, or be desirable to their intended markets. Also, some of our products may have limited uses and benefits, which may limit their appeal to consumers and put us at a competitive disadvantage. Developing new products and placing them into wholesale channels and into conventional and natural grocery environments is an expensive and time-consuming process, and if a product fails to sustain market acceptance, the investment made in the product may be lost.

As is typical in a rapidly evolving industry, the development process and demand and market acceptance for recently introduced products are subject to a high level of uncertainty and risk. Because the market for our products is new, evolving and therefore uncertain, it is difficult to predict with any certainty the size of this market and its growth rate, if any. We cannot guarantee that we will be successful in developing new products, or that a market for our products will develop or that demand for our products will be sustainable. If we fail to develop new products, or the market for new products fails to develop, develops more slowly than expected or becomes saturated with competitors, our business, financial condition and operating results would be materially adversely affected.

Our future results of operations may be adversely affected by volatile commodity costs.

Many aspects of our business could be directly affected by volatile commodity costs. Agricultural commodities and raw materials, including avocados, bananas, pineapples, blueberries and other fresh produce, plastic film, cardboard, and other packaging materials, are the principal inputs used in our products. These items are subject to price volatility which can be caused by commodity market fluctuations, inflation, crop yields, seasonal cycles, weather conditions (including the potential effects of climate change), temperature extremes and natural disasters (including floods, droughts, water scarcity, frosts, earthquakes and hurricanes), pest and disease problems, changes in currency exchange rates, imbalances between supply and demand, natural disasters and government programs and policies, among other factors. Volatile fuel costs translate into unpredictable costs for the products and services we receive from our third-party providers including, but not limited to, distribution costs for our products and packaging costs. The volatility of such costs could have a material adverse effect on our results of operations.

We are subject to the risks associated with sourcing and manufacturing products from, and conducting business operations outside of the United States, which could adversely affect our business.

We purchase our products from a variety of suppliers, including international suppliers. Our direct purchases from non-US suppliers represented most of our raw material purchases in 2023 and 2022, and we expect our international purchases to grow. We may in the future also enter into agreements with distributors in foreign countries to sell our products. All of these activities are subject to the uncertainties associated with international business operations, including:

●	difficulties with foreign and geographically dispersed operations;
●	having to comply with various U.S. and international laws;
●	changes and uncertainties relating to foreign rules and regulations;
●	tariffs, export or import restrictions, restrictions on remittances abroad, imposition of duties or taxes that limit our ability to import necessary materials;
●	limitations on our ability to enter into cost-effective arrangements with distributors, or at all;
●	fluctuations in foreign currency exchange rates;
●	imposition of limitations on production, sale, or export in foreign countries, including due to COVID-19 or other epidemics, pandemics, outbreaks and quarantines;
●	imposition of limitations on or increase of withholding and other taxes on remittances and other payments by foreign processors or joint ventures;
●	imposition of differing labor laws and standards;
●	economic, political, environmental, health-related or social instability in foreign countries and regions;
●	an inability, or reduced ability, to protect our intellectual property;
●	availability of government subsidies or other incentives that benefit competitors in their local markets that are not available to us;
●	difficulties in recruiting and retaining personnel, and managing international operations;
●	difficulties in enforcing contracts and legal decisions; and
●	less developed infrastructure.

In particular, there has been significant recent political instability in Peru and Chile, where our contract manufacturers are located. There can be no assurance that political instability in those countries will not materially and adversely affect our contract manufacturers and, in turn, our ability to source our products.

If we expand into other target markets, we cannot assure you that our expansion plans will be realized, or if realized, be successful. We expect each market to have particular regulatory and funding hurdles to overcome, and future developments in these markets, including the uncertainty relating to governmental policies and regulations, could harm our business. If we expend significant time and resources on expansion plans that fail or are delayed, our reputation, business and financial condition may be adversely affected.

In addition, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, as amended, and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to officials or other third parties for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, our internal control policies and procedures may not protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations, cash flows and financial condition.

Our results may be negatively affected by changes in foreign currency exchange rates.

Currently, substantially all of our international purchase and sales contracts are denominated in U.S. dollars. As a result, a decrease in the value of the U.S. dollar relative to foreign currencies could increase our costs in dollars for the food products and ingredients that we import from other countries. In addition, if and when we expand into international markets, an increase in the value of the U.S. dollar relative to foreign currencies could require us to reduce our selling price or risk making our products less competitive in international markets.

A larger portion of our revenues may be denominated in other foreign currencies if we expand into international markets. Conducting business in currencies other than U.S. dollars could subject us to fluctuations in currency exchange rates that could negatively affect our revenues, cost of revenues and operating margins and result in foreign currency translation gains and losses.

We may be unable to adequately protect our brand and our other intellectual property rights.

We regard our brand, customer lists, trademarks, domain names, trade secrets and similar intellectual property as critical to our success. We may rely on U.S. and international trademark, copyright and patent law, trade secret protection, agreements and other methods with our employees and others to protect our proprietary rights. We might not be able to obtain broad protection in the United States for all our intellectual property. The protection of our intellectual property rights may require the expenditure of significant financial, managerial and operational resources. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights, and we may be unable to broadly enforce all our trademarks. Any of our trademarks or other intellectual property rights or future patents (if any) may be challenged by others or invalidated through administrative process or litigation. Any of our future patent and trademark applications may never be granted. To date, we have applied for patent protection with the United States Patent and Trademark Office with respect to certain of the manufacturing processes that we use (in addition to our licensed technology). Even if we are granted one or more patents with respect to our manufacturing process, there is no guarantee that others will not independently develop or otherwise acquire equivalent or superior technology or intellectual property rights. Furthermore, our confidentiality agreements may not effectively prevent disclosure of our proprietary information, technologies and processes and may not provide an adequate remedy in the event of unauthorized disclosure of such information.

We might be required to spend significant resources to monitor and protect our intellectual property rights. For example, we may initiate claims or litigation against others for infringement, misappropriation or violation of our intellectual property rights or other proprietary rights or to establish the validity of such rights. However, we may be unable to discover or determine the extent of any infringement, misappropriation or other violation of our intellectual property rights and other proprietary rights. Despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights and other proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel, which may materially and adversely affect our business, financial condition, and results of operations.

In addition, our licensed technology platform may use open-source software. The use of such open-source software may subject us to certain conditions, including the obligation to offer, distribute, or disclose our licensed technology platform for no or reduced cost, make the proprietary source code subject to open-source software licenses available to the public, license our software and systems that use open-source software for the purpose of making derivative works, or allow reverse assembly, disassembly, or reverse engineering.

We may not be able to enforce our intellectual property rights throughout the world.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. This could make it difficult for us to stop the infringement or the misappropriation of our intellectual property rights. The loss of the BranchOut brand or logo or other registered or common law trade names or a diminution in the perceived quality of products or services associated with the Company would harm our business. Our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our technology and the enforcement of intellectual property.

Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets.

Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. Litigation may be necessary to defend these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs to the Company and be a distraction to management and other employees.

A food safety or quality issue that results in a product disruption such as a recall, health issue, or death of a consumer could harm our business.

The sale of products for human use and consumption involves the risk of injury or illness to consumers. Such injuries may result from inadvertent mislabeling, tampering by unauthorized third parties or product contamination or spoilage. Under certain circumstances, we may be required to recall or withdraw products, suspend production of our products, or cease operations, which may lead to a material adverse effect on our business. In addition, customers may stop placing or cancel orders for such products as a result of such events.

Even if a situation does not necessitate a recall or market withdrawal, product liability claims might be asserted against us. While we are subject to governmental inspection and regulations and believe our facilities and those of our co-packers and suppliers comply in all material respects with all applicable laws and regulations, if the consumption of any of our products causes, or is alleged to have caused, a health-related illness or death to a consumer, we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or physical harm could cause consumers to lose confidence in the safety and quality of our products. Moreover, claims or liabilities of this type might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. Although we maintain product liability and product recall insurance in an amount that we believe to be consistent with market practice, we cannot be sure that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. A product liability judgment against us or a product recall could have a material adverse effect on our business, financial condition, results of operations or liquidity.

We may be subject to significant liability that is not covered by insurance.

Although we believe that our insurance coverage is consistent with industry practice, any claim under our insurance policies may be subject to certain exceptions, may not be honored fully, in a timely manner, or at all, and we may not have purchased sufficient insurance to cover all losses incurred. If we were to incur liabilities not covered by insurance or if our business operations were interrupted for a substantial period, we could incur costs and suffer losses. Additionally, insurance coverage may not be available to us at commercially acceptable premiums in the future, or at all.

We rely on independent certification for a number of our products.

We rely on independent third-party certification, such as certifications of our products as “Organic”, “KETO”, “Gluten Free”, “Vegan” or “Non-GMO” (non-genetically modified organisms), to differentiate our products from others. We must comply with the requirements of independent organizations or certification authorities in order to label our products as certified. The loss of any independent certifications could adversely affect our market position as a natural products company and harm our business.

Our future results of operations may be adversely affected by the availability of certifiable ingredients.

Our ability to ensure a continuing supply of certifiable ingredients at competitive prices depends on many factors beyond our control, such as the number and size of farms that grow organic crops, climate conditions, changes in national and world economic conditions, currency fluctuations and forecasting adequate need of seasonal ingredients.

The ingredients that we use in the production of our products (including, among others, avocados, bananas, pineapples and blueberries) are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, water scarcity, temperature extremes, frosts, earthquakes and pestilence. Natural disasters and adverse weather conditions (including the effects of climate change) can lower crop yields and reduce crop size and crop quality, which in turn could reduce our supplies of certifiable ingredients or increase the prices of such ingredients. If our supplies of certifiable ingredients are reduced, we may not be able to find enough supplemental supply sources on favorable terms, if at all, which could impact our ability to supply product to our customers and adversely affect our business, financial condition and results of operations.

We also compete with other manufacturers in the procurement of certifiable product ingredients, which may be less plentiful in the open market than conventional product ingredients. This competition may increase in the future if consumer demand for certifiable products increases. This could cause our expenses to increase or could limit the amount of product that we can manufacture and sell.

Adverse weather conditions, natural disasters, crop disease, pests and other natural conditions can impose significant costs and losses on our business.

Agricultural products are vulnerable to adverse weather conditions, including severe rains, drought and temperature extremes, floods and windstorms, which are quite common but difficult to predict. Agricultural products also are vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied and climatic conditions. Unfavorable growing conditions caused by these factors can reduce both crop size and crop quality and, in extreme cases, entire harvests may be lost. Additionally, adverse weather or natural disasters, including earthquakes, winter storms, droughts, volcanic events or fires, could impact the manufacturing and business facilities of our suppliers in South America, which could result in significant costs and meaningfully reduce our capacity to fulfill orders and maintain normal business operations. These factors may result in lower sales volume and increased costs due increased costs of products. Incremental costs, including transportation, may also be incurred if we need to find alternate short-term supplies of products from alternative areas. These factors can increase costs, decrease revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, results of operations and financial condition.

Climate change may negatively affect our business and operations.

There is concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. In the event that climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as avocados, bananas, pineapples, blueberries and other fresh produce. As a result of climate change, we may also be subjected to decreased availability of water, deteriorated quality of water or less favorable pricing for water, which could adversely impact our manufacturing and distribution operations, as well as the agricultural businesses of our suppliers, which rely on the availability and quality of water.

Our production equipment may be damaged, adversely affecting our ability to meet consumer and wholesale demand.

A significant proportion of our products are produced at our contract manufacturers’ facilities in South America. A significant disruption at those facilities or to any of our key production equipment, even on a short-term basis, could impair our ability to timely produce and ship products, which could have a material adverse effect on our business, financial position and results of operations. In the past, we have had manufacturing delays due to damaged and malfunctioning equipment, shipping delays, U.S. port congestion and delays, and cannot fully insure against the effects of such delays on our business. The manufacturing operations of our suppliers are vulnerable to interruption and damage from natural and other types of disasters, including earthquake, fire, floods, volcanic events, draughts, environmental accidents, winter storms, power loss, disease outbreaks, epidemics or pandemics such as the COVID-19 pandemic, communications failures and similar events. If any disaster were to occur at one of these facilities, our ability to operate our business would be seriously impaired.

Damage to our brand’s reputation could have a material impact on our results of operations.

Our financial success is directly dependent on the consumer perception of our brand. The success of our brand may suffer if our marketing plans or product initiatives do not have the desired impact on our brand’s image or its ability to attract consumers. Further, our results could be negatively affected if our brand suffers substantial damage to its reputation due to real or perceived quality issues or other actions by the Company or any of its executives.

We rely on retailers and distributors for a substantial portion of our sales, and our failure to maintain and further develop our sales channels could harm our business.

We sell a substantial portion of our products through retailers such as Costco, Walmart and Sam’s Club Stores; distributors such as United Natural Foods, Inc. and KeHE Distributors; and online through Amazon.com, and we depend on these third parties to sell our products to consumers. The top two retailers of our products for the year ended December 31, 2023, were Wal-Mart and Costco, accounting for 77% and 13% of our net sales, respectively. The top two retailers of our products for the year ended December 31, 2022 were Costco and KeHE Distributors, accounting for approximately 59% and 11% of our net sales, respectively, for the year. No other retailer or distributor represented more than 10% of our total net sales in 2023 or 2022.

The loss of, or business disruption at, one or more of these retailers or distributors or a negative change in our relationship with Costco or Sam’s Club, or a disruption to any one of our sales channels could have a material adverse effect on our business. If we do not maintain our relationship with existing retailers and distributors or develop relationships with new retailers and distributors, the growth of our business may be adversely affected, and our business may be harmed.

If we are required to obtain additional or alternative distribution agreements or arrangements in the future, we cannot be certain that we will be able to do so on satisfactory terms or in a timely manner. Our inability to enter into satisfactory distribution agreements may inhibit our ability to implement our business plan or to establish markets necessary to expand the distribution of our products successfully.

We do not have long-term purchase agreements with our customers.

Many of our customers buy from us under purchase orders, and we generally do not have long-term agreements with or commitments from these customers for the purchase of products. We cannot provide assurance that our customers, including customers that participate in our subscription programs, will maintain, or increase their sales volumes or orders for our products or that we will be able to maintain or add to our existing customer base. As a result, our past sales experience is not indicative of future sales or anticipated sales trends. Further, decreases in our customers’ sales volumes or orders for products supplied by us may have a material adverse effect on our business, financial condition, or results of operations and may occur without warning thus making future planning and forecasting difficult.

We may not be able to successfully implement our growth strategy for our brand on a timely basis or at all.

We believe that our future success depends, in part, on our ability to implement our growth strategy of leveraging our existing brand and products to drive increased sales. Our ability to implement this strategy depends, among other things, on our ability to:

●	enter distribution and other strategic arrangements with third-party retailers and other potential distributors of our products;
●	successfully compete in the product categories in which we operate;
●	introduce new and appealing products and successfully innovate on our existing products;
●	develop and maintain consumer interest in our brand; and
●	increase our brand recognition and loyalty.

We may not be able to implement this growth strategy successfully. Our planned marketing expenditures may not result in increased sales or generate sufficient levels of consumer interest or brand awareness, and our high rates of sales and income growth may not be sustainable over time.

Failure to maintain sufficient production capacity with our contract manufacturers on terms that are beneficial for us may result in our inability to meet customer demand and/or may increase our operating costs and capital expenditures.

We intend to rely on external production capacity of our contract manufacturers and partner with co-packers that use both their own production equipment as well as our production equipment. We have plans to expand our partner production facilities though additional investments in capital expenditures. A failure by any of our contract manufacturers or our co-packers to comply with food safety, environmental, or other laws and regulations, or to produce products of the quality and taste-profile we expect, may also disrupt our supply of products. In addition, we may experience increased distribution and warehousing costs due to capacity constraints resulting from our growth. If we need to enter additional co-packing, warehousing, or distribution agreements in the future, we can provide no assurance that we would be able to find acceptable third-party providers or enter into agreements on satisfactory terms or at all. In addition, we may need to expand our internal capacity, which could increase our operating costs and could require significant capital expenditures. If we cannot maintain sufficient production, warehousing, and distribution capacity, either internally or through third party agreements, we may be unable to meet customer demand and/or our manufacturing, distribution and warehousing costs may increase, which could negatively affect our business.

If we or our contract manufacturers face labor shortages or increased labor costs, our results of operations and our growth could be adversely affected.

Labor, particularly the costs of labor associated with our contract manufacturers, is a significant component of the cost of operating our business. Our ability and particularly the ability of our contract manufacturers to meet labor needs while controlling labor costs are subject to external factors, such as employment levels, prevailing wage rates, minimum wage legislation, changing demographics, health and other insurance costs and governmental labor and employment requirements. In the event of increasing wage rates, if we or any of our contract manufacturers fail to increase our wages competitively, the quality of our workforce and products could decline, while increasing our wages could cause our earnings to decrease. If we face labor shortages or increased labor costs because of increased competition for employees from our competitors and other industries, higher employee-turnover rates, or increases in the federal- or state-mandated minimum wage, change in exempt and non-exempt status, or other employee benefits costs (including costs associated with health insurance coverage or workers’ compensation insurance), our operating expenses could increase and our business, financial condition and results of operations could be materially and adversely affected.

Consumer preferences for natural and organic food products are difficult to predict and may change.

Our business is primarily focused on sales of non-GMO, organic and natural products, and our success depends, in part, on our ability to offer products that anticipate the tastes and dietary habits of consumers and appeal to their preferences on a timely and affordable basis. Consumer eating habits may impact our business because of changes in attitudes regarding diet and health or new information regarding the health effects of consuming products we distribute. If consumer eating habits change significantly, we may be required to modify or discontinue sales of certain items in our product portfolio, and we may experience higher costs associated with implementing those changes. We cannot ensure that we will be able to effectively respond to changes in consumer health perceptions or to adapt our product offerings to trends in eating habits.

A significant shift in consumer demand away from our products, could reduce our sales and harm our business. Consumer trends change based on a number of possible factors, including nutritional values, a change in consumer preferences or general economic conditions. Additionally, there is a growing focus among some consumers to buy local food products in an attempt to reduce the carbon footprint associated with transporting food products from longer distances, which could result in a decrease in the demand for food products and ingredients that we import from other countries or transport from remote processing locations or growing regions. Further, failures by us or our competitors to deliver quality products could erode consumer trust in the organic certification of foods. A significant shift in consumer demand away from our products would reduce our market share, harming our business.

Technology failures or security breaches could disrupt our operations and negatively impact our business.

In the normal course of business, we rely on information technology systems to process, transmit, and store electronic information. For example, our production and distribution facilities and inventory management utilize information technology to increase efficiencies and limit costs. Information technology systems are also integral to the reporting of our results of operations. Furthermore, a significant portion of the communications between, and storage of personal data of, our personnel, customers, and suppliers depend on information technology, including social media platforms.

Our information technology systems may be vulnerable to a variety of interruptions, as a result of updating our enterprise platform or due to events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, and other security issues. These events could compromise our confidential information, impede, or interrupt our business operations, and may result in other negative consequences, including remediation costs, loss of revenue, litigation and reputational damage. Furthermore, if a breach or other breakdown results in disclosure of confidential or personal information, we may suffer reputational, competitive and/or business harm.

While we have implemented administrative and technical controls and taken other preventive actions to reduce the risk of cyber incidents and protect our information technology, they may be insufficient to prevent physical and electronic break-ins, cyber-attacks, or other security breaches to our computer systems, which could have a material adverse effect on our business, financial condition or results of operations.

Economic downturns could limit consumer demand for our products and negatively affect our sales and profitability.

The premium organic and natural food industry is sensitive to national and regional economic conditions and the demand for the products that we distribute may be adversely affected from time to time by economic downturns that impact consumer spending, including discretionary spending. Future economic conditions such as employment levels, business conditions, housing starts, interest rates, inflation rates, energy and fuel costs and tax rates could reduce consumer spending or change consumer purchasing habits. Among these changes could be a reduction in the number of natural and organic products that consumers purchase where there are non-organic alternatives, given that many premium natural and organic products, and particularly premium natural and organic foods, often have higher retail prices than do their non-organic counterparts.

Regulatory Risks

Our products and operations are subject to government regulation and oversight both in the United States and abroad, and our failure to comply with applicable requirements could adversely affect our business and results of operations.

We are affected by a wide range of governmental laws and regulations. Examples of regulatory agencies influencing our operations include the United States Department of Agriculture (the “USDA”), the Food and Drug Administration (the “FDA”), the Federal Trade Commission (the “FTC”), and the Environmental Protection Agency (the “EPA”), among others. These agencies regulate, among other things, with respect to our products and operations:

●	design, development, and manufacturing;
●	testing, labeling, content, and language of instructions for use and storage;
●	product safety;
●	marketing, sales, and distribution;
●	record keeping procedures;
●	advertising and promotion;
●	recalls and corrective actions; and
●	product import and export.

These laws and regulations affect various aspects of our business. For example, certain food ingredient products manufactured by us are regulated under the United States Federal Food, Drug, and Cosmetic Act (“FDCA”), as administered by the FDA. Under the FDCA, pre-marketing approval by the FDA is required for the sale of a food ingredient which is a food additive unless the substance is generally recognized as safe, under the conditions of its intended use by qualified experts in food safety. We believe that most food ingredients in our products are generally recognized as safe. However, this status cannot be determined until actual formulations and uses are finalized. As a result, we may be adversely affected if the FDA determines that our food ingredient products do not meet the criteria for generally recognized as safe.

The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales. The failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions and third-party lawsuits such as:

●	warning letters;
●	fines;
●	injunctions;
●	civil penalties and civil lawsuits;
●	termination of distribution;
●	recalls or seizures of products;
●	termination of distribution;
●	delays in the introduction of products into the market; and
●	total or partial suspension of production.

Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and harm our reputation, business, financial condition, and results of operations. We may also be required to take corrective actions, such as installing additional equipment or taking other actions, each of which could require us to make substantial capital expenditures. In addition, we could be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. As a result, our future business prospects could deteriorate due to regulatory constraints, and our profitability could be impaired by our obligation to provide such indemnification to our employees.

Our reputation could suffer from real or perceived issues involving the labeling or marketing of our products.

Products that we sell carry claims as to their origin, ingredients, or health benefits, including, by way of example, the use of the term “natural”, “functional”, or “healthy”, or similar synonyms or implied statements relating to such benefits. Although the FDA and the USDA each has issued statements regarding the appropriate use of the word “natural,” there is no single, U.S. government regulated definition of the term “natural” for use in the food industry, which is true for many other adjectives common in our industry. The resulting uncertainty has led to consumer confusion, distrust, and legal challenges. Plaintiffs have commenced legal actions against several food companies that market “natural” products, asserting false, misleading, and deceptive advertising and labeling claims, including claims related to genetically modified ingredients. In limited circumstances, the FDA has taken regulatory action against products labeled “natural” but that nonetheless contain synthetic ingredients or components. Should we become subject to similar claims, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded. Adverse publicity about these matters may discourage consumers from buying our products. The cost of defending against any such claims could be significant. Any loss of confidence on the part of consumers in the truthfulness of our labeling or ingredient claims would be difficult and costly to overcome and may significantly reduce our brand value. Any of these events could adversely affect our reputation and brand and decrease our sales, which would have a material adverse effect on our business, financial condition, and results of operations.

Similarly, certain USDA regulations set forth the minimum standards producers must meet in order to have their products labeled as “certified organic.” While we believe our products and our supply chain are in compliance with these regulations, changes to food regulations may increase our costs to remain in compliance. We could lose certifications if a facility becomes contaminated, if we do not use raw materials that are certified, or if key ingredients used in our products are no longer allowed to be used in food certifications. The loss of our certifications could materially and adversely affect our business, financial condition, or results of operations.

In addition, the USDA has proposed a rule requiring disclosure of the use of genetic engineering in manufacturing a product or an ingredient used in a product. The rule has not been finalized, and we are unable to predict with certainty what the final requirements will be. If the USDA issues bioengineering disclosure regulations inconsistent with our practices, the resulting changes in labeling could adversely affect customer acceptance of our product and materially and adversely affect our business.

Litigation and regulatory enforcement concerning marketing and labeling of food products could adversely affect our business and reputation.

The marketing and labeling of any food product in recent years has brought increased risk that consumers will bring class action lawsuits and that the FTC and/or state attorneys general will bring legal action concerning the truth and accuracy of the marketing and labeling of the product. Examples of causes of action that may be asserted in a consumer class action lawsuit include fraud, unfair trade practices and breach of state consumer protection statutes. The FTC and/or state attorneys general may bring legal action that seeks removal of a product from the marketplace and impose fines and penalties. Even when unmerited, class claims, action by the FTC or state attorneys’ general enforcement actions can be expensive to defend and adversely affect our reputation with existing and potential customers and consumers and our corporate and brand image, which could have a material and adverse effect on our business, financial condition or results of operations.

We may face scrutiny from evolving state regulations concerning health, safety, our supply chain and marketing.

In addition to the federal regulatory issues listed above, there are a growing number of state regulations that might impair our ability to operate and avoid interruption. For example, California currently enforces legislation commonly referred to as “Proposition 65” that requires that “clear and reasonable” warnings be given to consumers who are exposed to chemicals known to the State of California to cause cancer or reproductive toxicity. Although we seek to comply with the requirements of Proposition 65, there can be no assurance that we will not be adversely affected by litigation or other actions relating to Proposition 65 or future legislation that is similar or related thereto. Increased compliance costs associated with operating in California and other states could adversely affect our business, financial condition and results of operations.

Risks Related to Our Capital Structure

Our indebtedness could adversely affect our ability to raise additional capital to fund operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our financial obligations and our creditors have broad remedies in the event of default.

As of December 31, 2023 and 2022, we had total liabilities of $914,622 and $8,404,033, respectively. Certain portions of this indebtedness are secured by a security interest in substantially all of our assets, and our security agreements include broad remedies in favor of the lenders, including the right to foreclose on pledged assets in connection with an event of default.

If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets, or issue equity to obtain necessary funds. We do not know whether we will be able to do any of this on a timely basis or on terms satisfactory to us, or at all. Our substantial indebtedness could have important consequences, including:

●	our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes may be limited;
●	a portion of our cash flows from operations will be dedicated to the payment of principal and interest on the indebtedness and will not be available for other purposes, including operations, capital expenditures and future business opportunities; and
●	we may be vulnerable in a downturn in general economic conditions or in business or may be unable to carry on capital spending that is important to our growth.

Our Articles of Incorporation provide that the Nevada Eighth Judicial District Court of Clark County, Nevada shall be the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Articles of Incorporation provide that, subject to limited exceptions, the Nevada Eighth Judicial District Court of Clark County, Nevada shall be, to the fullest extent permitted by law, the sole and exclusive forum for (i) any derivative action or proceeding brought in the name or right of the Corporation or on its behalf, (ii) any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of Nevada Revised Statutes (“NRS”) Chapters 78 or 92A, our Articles of incorporation or our bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our Articles of Incorporation or bylaws, or (v) any action asserting a claim governed by the internal affairs doctrine.

Notwithstanding these provisions of our Articles of Incorporation, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, and notwithstanding the provisions of our Articles of Incorporation, compliance with the federal securities laws and the rules and regulations thereunder may not be waived by our investors. Accordingly, the exclusive forum provision of our Articles of Incorporation would not apply to suits brought to enforce any liability or duty created by the Securities Act, the Exchange Act the rules and regulations thereunder or any other claim for which the federal courts have exclusive or concurrent jurisdiction, which may cause us to incur additional costs associated with resolving such actions in other jurisdictions.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for certain disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents. Stockholders who do bring a claim in the Nevada Eighth Judicial District Court of Clark County, Nevada could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the State of Nevada. The Nevada Eighth Judicial District Court of Clark County Nevada may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find the choice of forum provision contained in our Articles of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

We are an emerging growth company and a smaller reporting company, and the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company until the five-year anniversary of our IPO, although circumstances could cause us to lose that status earlier, including if we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three year period before that time, in which case we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company”, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Investors may find our common stock less attractive because we may rely on these exemptions. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

ITEM 1B. Unresolved Staff Comments

Not Applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We periodically assess risks from cybersecurity threats, and monitor our information systems for potential vulnerabilities. However, to date, given the small size of our company and the nature of our operations, our reliance on information systems has been limited to the use of standard off-the-shelf software (such as Google, QuickBooks and Microsoft Office) and the use by our employees of standard personal computers. Accordingly, management has not implemented any formal process for assessing, identifying, and managing risks from cybersecurity threats.

Risks from cybersecurity threats have, to date, not materially affected us, our business strategy, results of operations or financial condition. We discuss how cybersecurity incidents could materially affect us in our risk factor disclosures in Item 1A of this Annual Report on Form 10-K.

Governance

As discussed above, given the nature of our current operations and our experience to date, we do not currently perceive cybersecurity as a particularly significant risk to our business. Accordingly, we have not tasked our Board of Directors with any additional cybersecurity oversight duties, or designated any committee of the Board of Directors to specifically oversee cybersecurity risks to our business.

ITEM 2. Properties

The address of our principal executive offices is 205 SE Davis Ave., Suite C, Bend, Oregon 97702. We do not maintain offices at the address and do not own or lease office or other space. Each of our employees works remotely and we pay for meeting and office space on an as needed basis with no long-term commitment. We believe that our current facilities are adequate for our current needs.

ITEM 3. Legal Proceedings

From time to time, we may be involved in various disputes and litigation matters that arise in the ordinary course of business. We are not currently engaged in any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock, $0.001 par value per share, began trading on the Nasdaq Capital Markets under the symbol “BOF” on June 16, 2023. The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the Nasdaq Capital Markets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High		Low
Fiscal Year Ended December 31, 2023
First Quarter	$	N/A	$	N/A
Second Quarter		$6.20		$3.03
Third Quarter		$3.50		$2.02
Fourth Quarter		$2.10		$1.21

As of March 29, 2024, there were 4,044,252 shares of common stock outstanding held by approximately 37 shareholders of record. Such number does not include any shareholders holding shares in nominee or “street name”.

Dividends

We have not declared or paid any dividends on our common stock since our inception and do not anticipate paying dividends for the foreseeable future. The payment of dividends is subject to the discretion of our board of directors and depends, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common shareholders will be payable when, as and if declared by our board of directors, based upon the board’s assessment of our financial condition and performance, earnings, need for funds, capital requirements, prior claims of preferred stock to the extent issued and outstanding, and other factors, including income tax consequences, restrictions and applicable laws. There can be no assurance, therefore, that any dividends on our common stock will ever be paid.

Equity Compensation Plan Information

This following table provides information about shares our common stock that may be issued under our options outstanding at December 31, 2023. Other than individual options outstanding reflected in the table below, we did not have any shares authorized for issuance under equity plans at December 31, 2023.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	169,304	$3.47	430,696
Equity compensation plans not approved by security holders (1)	82,110	7.20	N/A
Total	251,414	$4.69	430,696

(1) Represents warrants issued on June 21, 2023 to the underwriter in the Company’s IPO.

2022 Equity Incentive Plan

General

Our board of directors and stockholders adopted the 2022 Equity Incentive Plan as of January 1, 2022, which provides for the grant of incentive stock options and non-qualified stock options to purchase shares of our common stock and other types of awards. The general purpose of the 2022 Equity Incentive Plan is to provide a means whereby eligible employees, officers, non-employee directors and other individual service providers develop a sense of proprietorship and personal involvement in our development and financial success, and to encourage them to devote their best efforts to our business, thereby advancing our interests and the interests of our stockholders. By means of the 2022 Equity Incentive Plan, we seek to retain the services of such eligible persons and to provide incentives for such persons to exert maximum efforts for our success and the success of our subsidiaries.

Description of the 2022 Equity Incentive Plan

The following description of the principal terms of the 2022 Equity Incentive Plan is a summary and is qualified in its entirety by the full text of the 2022 Equity Incentive Plan.

Administration. In general, the 2022 Equity Incentive Plan is administered by the Compensation Committee of the board of directors. The Compensation Committee determines the persons to whom options to purchase shares of common stock, stock appreciation rights (or “SARs”), restricted stock units, restricted or unrestricted shares of common stock, performance shares, performance units, incentive bonus awards, other stock-based awards and other cash-based awards may be granted. The Compensation Committee may also establish rules and regulations for the administration of the 2022 Equity Incentive Plan and amendments or modifications of outstanding awards. No options, stock purchase rights or awards may be made under the 2022 Equity Incentive Plan on or after January 7, 2032 (or, the expiration date), but the 2022 Equity Incentive Plan will continue thereafter in effect with respect to previously granted options, SARs or other awards that remain outstanding.

Eligibility. Persons eligible to receive options, SARs or other awards under the 2022 Equity Incentive Plan are those employees, officers, directors, consultants, advisors and other individual service providers of ours who, in the opinion of the Compensation Committee, are in a position to contribute to our success, or any person who is determined by the Compensation Committee to be a prospective employee, officer, director, consultant, advisor or other individual service provider of the Company or any subsidiary.

Shares Subject to the 2022 Equity Incentive Plan. The aggregate number of shares of common stock initially available for issuance in connection with options and other awards granted under the 2022 Equity Incentive Plan was 600,000. The number of shares of common stock available for issuance under the 2022 Equity Incentive Plan automatically increases on the first day of each fiscal year of the Company commencing with fiscal year 2023, and the first day of each fiscal year thereafter until the expiration date, in an amount equal to 5% percent of the total number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year of the Company, unless the board of directors takes action prior thereto to provide that there will not be an increase in the share reserve for such year or that the increase in the share reserve for such year will be of a lesser number of shares of common stock than would otherwise occur.

“Incentive stock options”, or ISOs, that are intended to meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) may be granted under the 2022 Equity Incentive Plan with respect to all of the shares of common stock authorized for issuance under the 2022 Equity Incentive Plan.

If any option or SAR granted under the 2022 Equity Incentive Plan terminates without having been exercised in full or if any award is forfeited, the number of shares of common stock as to which such option or award was forfeited will be available for future grants under the 2022 Equity Incentive Plan. Awards settled in cash will not count against the number of shares available for issuance under the 2022 Equity Incentive Plan.

No non-employee director may receive awards in any calendar year having an accounting value in excess of $250,000 (inclusive of any cash awards to the non-employee director for such year that are not made pursuant to the 2022 Equity Incentive Plan); provided that, in the case of a new non-employee director, such amount is increased to $350,000 for the initial year of the non-employee director’s term.

The number of shares authorized for issuance under the 2022 Equity Incentive Plan and the foregoing share limitations are subject to customary adjustments for stock splits, stock dividends or similar transactions.

Terms and Conditions of Options. Options granted under the 2022 Equity Incentive Plan may be either ISOs or “non-statutory stock options” that do not meet the requirements of Section 422 of the Code. The Compensation Committee will determine the exercise price of options granted under the 2022 Equity Incentive Plan. The exercise price of stock options may not be less than the fair market value per share of our common stock on the date of grant (or 110% of fair market value in the case of ISOs granted to a ten-percent stockholder).

If on the date of grant the common stock is listed on a stock exchange or is quoted on the automated quotation system of the Nasdaq Stock Market, the fair market value will generally be the closing sale price on the date of grant (or the last trading day before the date of grant if no trades occurred on the date of grant). If no such prices are available, the fair market value will be determined in good faith by the Compensation Committee based on the reasonable application of a reasonable valuation method.

No option may be exercisable for more than ten years (five years in the case of an ISO granted to a ten-percent stockholder) from the date of grant. Options granted under the 2022 Equity Incentive Plan will be exercisable at such time or times as the Compensation Committee prescribes at the time of grant. No employee may receive ISOs that first become exercisable in any calendar year in an amount exceeding $100,000. The Compensation Committee may, in its discretion, permit a holder of an option to exercise the option before it has otherwise become exercisable, in which case the shares of our common stock issued to the recipient will continue to be subject to the vesting requirements that applied to the option before exercise.

Generally, the option price may be paid in cash, by certified check, or by bank draft. The Compensation Committee may permit other methods of payment, including through delivery of shares of our common stock having a fair market value equal to the purchase price. The Compensation Committee is authorized to establish a cashless exercise program and to permit the exercise price (and/or tax withholding obligations) to be satisfied by reducing from the shares otherwise issuable upon exercise a number of shares having a fair market value equal to the exercise price.

No option may be transferred other than by will or by the laws of descent and distribution, and during a recipient’s lifetime an option may be exercised only by the recipient. However, the Compensation Committee may permit the holder of an option, SAR or other award to transfer the option, right or other award to immediate family members or a family trust for estate planning purposes. The Compensation Committee will determine the extent to which a holder of a stock option may exercise the option following termination of service with us.

Stock Appreciation Rights. The Compensation Committee may grant SARs under the 2022 Equity Incentive Plan. The Compensation Committee will determine the other terms applicable to SARs. The exercise price per share of a SAR will not be less than 100% of the fair market value of a share of our common stock on the date of grant, as determined by the Compensation Committee. The maximum term of any SAR granted under the 2022 Equity Incentive Plan is ten years from the date of grant. Generally, each SAR will entitle a participant upon exercise to an amount equal to:

●	the excess of the fair market value on the exercise date of one share of our common stock over the exercise price, multiplied by

●	the number of shares of common stock covered by the SAR.

Payment may be made in shares of our common stock, in cash, or partly in common stock and partly in cash, all as determined by the Compensation Committee.

Restricted Stock and Restricted Stock Units. The Compensation Committee may award restricted common stock and/or restricted stock units under the 2022 Equity Incentive Plan. Restricted stock awards consist of shares of stock that are transferred to a participant subject to restrictions that may result in forfeiture if specified conditions are not satisfied. Restricted stock units confer the right to receive shares of our common stock, cash, or a combination of shares and cash, at a future date upon or following the attainment of certain conditions specified by the Compensation Committee. The restrictions and conditions applicable to each award of restricted stock or restricted stock units may include performance-based conditions. Dividends with respect to restricted stock may be paid to the holder of the shares as and when dividends are paid to stockholders or at the time that the restricted stock vests, as determined by the Compensation Committee. Dividend equivalent amounts may be paid with respect to restricted stock units either when cash dividends are paid to stockholders or when the units vest. Unless the Compensation Committee determines otherwise, holders of restricted stock will have the right to vote the shares.

Performance Shares and Performance Units. The Compensation Committee may award performance shares and/or performance units under the 2022 Equity Incentive Plan. Performance shares and performance units are awards, denominated in either shares or U.S. dollars, which are earned during a specified performance period subject to the attainment of performance criteria, as established by the Compensation Committee. The Compensation Committee will determine the restrictions and conditions applicable to each award of performance shares and performance units.

Incentive Bonuses. The Compensation Committee may grant incentive bonus awards under the 2022 Equity Incentive Plan from time to time. The terms of incentive bonus awards will be set forth in award agreements. Each award agreement will have such terms and conditions as the Compensation Committee determines, including performance goals and amount of payment based on achievement of such goals. Incentive bonus awards are payable in cash and/or shares of our common stock.

Other Stock-Based and Cash-Based Awards. The Compensation Committee may award other types of equity-based or cash-based awards under the 2022 Equity Incentive Plan, including the grant or offer for sale of shares of our common stock that do not have vesting requirements and the right to receive one or more cash payments subject to satisfaction of such conditions as the Compensation Committee may impose.

Effect of Certain Corporate Transactions. The Compensation Committee may, at the time of the grant of an award provide for the effect of a change in control (as defined in the 2022 Equity Incentive Plan) on any award, including (i) accelerating or extending the time periods for exercising, vesting in, or realizing gain from any award, (ii) eliminating or modifying the performance or other conditions of an award, or (iii) providing for the cash settlement of an award for an equivalent cash value, as determined by the Compensation Committee. The Compensation Committee may, in its discretion and without the need for the consent of any recipient of an award, also take one or more of the following actions contingent upon the occurrence of a change in control: (a) cause any or all outstanding options and SARs to become immediately exercisable, in whole or in part; (b) cause any other awards to become non-forfeitable, in whole or in part; (c) cancel any option or SAR in exchange for a substitute option; (d) cancel any award of restricted stock, restricted stock units, performance shares or performance units in exchange for a similar award of the capital stock of any successor corporation; (e) cancel or terminate any award for cash and/or other substitute consideration in exchange for an amount of cash and/or property equal to the amount, if any, that would have been attained upon the exercise of such award or realization of the participant’s rights as of the date of the occurrence of the change in control, but if the change in control consideration with respect to any option or SAR does not exceed its exercise price, the option or SAR may be canceled without payment of any consideration; or (f) make such other modifications, adjustments or amendments to outstanding awards as the Compensation Committee deems necessary or appropriate.

Amendment, Termination. The board of directors may at any time amend the 2022 Equity Incentive Plan for the purpose of satisfying the requirements of the Code, or other applicable law or regulation or for any other legal purpose, provided that, without the consent of our stockholders, the board of directors may not (a) increase the number of shares of common stock available under the 2022 Equity Incentive Plan, (b) change the group of individuals eligible to receive options, SARs and/or other awards, or (c) extend the term of the 2022 Equity Incentive Plan.

Tax Withholding

As and when appropriate, we shall have the right to require each optionee purchasing shares of common stock and each grantee receiving an award of shares of common stock under the 2022 Equity Incentive Plan to pay any federal, state, or local taxes required by law to be withheld.

Use of Proceeds from Registered Securities

On June 15, 2023, we entered into an underwriting agreement with Alexander Capital, L.P. as the representative of the underwriters named therein, pursuant to which we issued and sold 1,190,000 shares of common Stock in our IPO at a price to the public of $6.00 per share, less underwriting discounts and commissions. The IPO closed on June 21, 2023, and we received net proceeds of $6,226,000 after deducting the underwriters’ discount of 9.0% and other offering expenses. There has been no material change in the planned use of proceeds from the IPO as described in our final prospectus for the IPO filed with the SEC on June 21, 2023 pursuant to Rule 424(b).”

Issuer Purchase of Equity Securities

None.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the fiscal years ended December 31, 2023 and 2022. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our financial statements and the notes to the financial statements included elsewhere in this annual report on Form 10-K.

Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

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

Using our licensed technology platform, we believe our line of branded food products speak to current consumer trends. In our experience, conventional dehydration methods, such as freeze-drying and air drying, tend to degrade most fruit and vegetables through oxidation, browning/color degradation, nutritional content reduction and/or flavor loss. As a result, certain highly sensitive fruit, such as avocados and bananas, have not previously been successfully offered as a dehydrated base for consumer products. We believe that BranchOut’s licensed technology platform and process is the only way to produce quality avocado and banana-based snack and powdered products. Additionally, we believe our licensed technology platform produces superior products when using other fruits and vegetables as the base when compared to conventional drying and dehydration technologies. We license technology, consisting of a portfolio of patents, and purchased production machines, from Enwave, and we have been granted the exclusive rights to use the licensed technology platform as applied to avocados. In addition, BranchOut has its own patent pending process, and has the nonexclusive rights to use the licensed technology platform for other products.

Our Products

Over time, we plan to grow revenues strategically by penetrating the multi-billion dollar grocery market opportunity presented by our current product lines, as well as expanding our platform to include additional products that meet our strict plant-based ingredient criteria. Our current primary products are:

●	BranchOut Snacks: dehydrated fruit and vegetable-based snacks, including Avocado Chips, Chewy Banana Bites, Pineapple Chips, Brussels Sprout Crisps and Bell Pepper Crisps.
●	BranchOut Powders: Avocado Powder, Banana Powder and Blueberry Powder.
●	BranchOut Industrial Ingredients: Bulk Avocado Powder, dried avocado pieces and other fruit powders/pieces.

We are currently developing additional products, including chocolate covered fruit items and private label products for large retailers.

Going Concern Uncertainty

As of December 31, 2023, we had a cash balance of $657,789, have incurred recurring losses from operations resulting in an accumulated deficit of $12,810,541, and had total working capital of $899,150. We are too early in our development stage to project revenue with a necessary level of certainty; therefore, we may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company continues to develop its operations. In the event sales do not materialize at the expected rates, management would seek additional financing or would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives.

The report of the Company’s independent registered public accounting firm that accompanies its audited financial statements in this Annual Report on Form 10-K contains an explanatory paragraph regarding the substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.

Access to our Equipment in Peru; NXTDried Superfoods

During the fourth quarter of 2023, NXTDried Superfoods, our contract manufacturer located in Peru, became involved in a legal dispute with its landlord and another third party, which resulted in that manufacturer suspending operations. In addition, as a result of such dispute, we currently do not have access to the dehydration machine that was previously operated by this manufacturer. Although we have been able to continue to fulfill orders by shifting fulfillment to other manufacturing sources, our costs of goods are expected to increase as a result. In addition, if we are unable to regain access to our dehydration machine and utilize it for the production of our products, our operating results may be materially and adversely affected. In addition, during 2023, we recognized $761,085 of impairment expense, consisting of $485,265, $243,305 and $32,515 on the collectability of a note receivable, VAT taxes receivable and prepaid inventory, respectively, owed to us by NXTDried Superfoods.

Critical Accounting Policies

The establishment and consistent application of accounting policies is a vital component of accurately and fairly presenting our financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”), as well as ensuring compliance with applicable laws and regulations governing financial reporting. While there are rarely alternative methods or rules from which to select in establishing accounting and financial reporting policies, proper application often involves significant judgment regarding a given set of facts and circumstances and a complex series of decisions.

Initial Public Offering

In June 2023, we completed our IPO in which we sold 1,190,000 shares of common stock at a price of $6.00 per share pursuant to an Underwriting Agreement with Alexander Capital, L.P. (the “Underwriter”). The Company received net proceeds of $6,226,000, after deducting underwriters’ discounts and commissions and before consideration of other issuance costs. In connection with the IPO, a total of $6,029,204 of convertible debt, consisting of $5,526,691 of principal and $502,513 of interest, was converted into 1,572,171 shares of common stock, inclusive of $179,687, consisting of $165,000 of principal and $14,687 of interest, that converted into 43,562 shares of common stock issued upon the conversion of debts held by related parties.

Pursuant to the Underwriting Agreement, we also issued the Underwriter a Common Stock Purchase Warrant to purchase up to 82,110 shares of Common Stock at an exercise price of $7.20, which may be exercised for a five-year period beginning December 18, 2023.

Prior to the IPO, all deferred offering costs were capitalized in other noncurrent assets on the balance sheets. Deferred offering costs of $1,283,954, primarily consisting of accounting, legal, and other fees related to the Company’s IPO, were offset against the IPO proceeds upon the closing of the IPO in June 2023. As of December 31, 2023, all deferred offering costs were paid. Unpaid deferred offering costs totaled $543,664 as of December 31, 2022.

Reverse Stock Split

On June 15, 2023, we effected a 2.5-for-1 reverse stock split of our outstanding shares of capital stock. All issued and outstanding shares of common stock have been adjusted in these condensed financial statements, on a retrospective basis, to reflect the reverse stock split for all periods presented, as well as all common stock warrants and stock option awards which, by the terms thereof, were subject to adjustment in connection with the reverse stock split. The par value of the common stock was not adjusted by the reverse stock split.

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

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy that distinguishes between the following:

-	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
-	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
-	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. There were no cash equivalents on hand on December 31, 2023 and 2022.

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, under current regulations. The Company had $407,789 and $62,697 in excess of FDIC insured limits on December 31, 2023 and 2022, respectively, and has not experienced any losses in such accounts.

Accounts Receivable

Accounts receivable is carried at their estimated collectible amounts. Trade accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had no allowance for doubtful accounts on December 31, 2023 and 2022.

Inventory

The Company’s products consist of pre-packaged and bulk-dried fruit and vegetable-based snacks, powders and ingredients purchased from contract-manufacturers in Chile and/or Peru. The Company’s contract manufacturer in Peru uses equipment purchased by the Company in its manufacturing process. Raw materials consist of packaging materials. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. No reserve for obsolete inventories has been recognized. Inventory, consisting of raw materials and finished goods are stated at the lower of cost or net realizable value using the average cost valuation method, at December 31, 2023 and 2022, consisted of the following:

	December 31,
	2023	2022
Raw materials	$13,734	$10,824
Finished goods	323,071	148,937
Total inventory	$336,805	$159,761

The Company had prepaid inventory advances on product in the amount of $29,500 as of December 31, 2022. Advances of 70% of estimated finish product costs are made to enable manufacturer’s purchase of raw materials to produce finished products. The remaining 30% is paid upon receipt of finished goods.

Property and Equipment

Property and equipment are stated at the lower of cost or estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

Office equipment	3 years
Furniture and fixtures	5 years
Equipment and machinery	5 years

Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized, and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the cost and related accumulated depreciation are eliminated, and any resulting gain or loss is reflected in operations. Depreciation expense was $223,856 and $93,253 for the years ended December 31, 2023 and 2022, respectively.

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations.

Our indefinite-lived brand names and trademarks acquired and are assigned an indefinite life as we anticipate that these brand names will contribute cash flows to the Company perpetually. We evaluate the recoverability of intangible assets periodically by considering events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company expenses internally developed trademarks.

License Agreement

In 2021, the Company entered into a license agreement to license the rights to certain production equipment developed and manufactured by another company through the purchase of that company’s equipment. The license is not discernable from the equipment; therefore, the license costs have been capitalized and depreciated over the useful life of the equipment. The license agreement also entitles the licensor to a royalty on all revenue from the sale of products produced using the equipment. These royalties are recognized as royalty expenses as the products are sold. There have been no royalty payments to date, and any future minimum royalty payments or equipment purchases under this license agreement are an unrecognized commitment as they relate to retaining exclusivity of the avocado products going forward and the Company can elect not to pay as disclosed in Note 17 to the financial statements included in this 10-K.

Derivatives

The Company evaluates convertible notes payable, stock options, stock warrants and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity.

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

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows:

	December 31,
	2023	2022
Gross revenue	$3,184,018	$888,893
Less: slotting, discounts, and allowances	358,163	136,715
Net revenue	$2,825,855	$752,178

Cost of Goods Sold

Cost of goods sold represents costs directly related to the purchase, production and manufacturing of the Company’s products. Costs include purchase costs, product development, freight-in, packaging, and print production costs.

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $162,048 and $199,287 for the years ended December 31, 2023 and 2022, respectively.

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

The Company issued stock-based compensation in the amount of $258,574 and $93,521 for the years ended December 31, 2023 and 2022, respectively.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2023 and 2022, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Uncertain Tax Positions

In accordance with ASC 740, Income Taxes, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be capable of withstanding examination by the taxing authorities based on the technical merits of the position. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Various taxing authorities periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited, and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions.

Results of Operations for the Years Ended December 31, 2023 and 2022

The following table summarizes selected items from the statement of operations for the years ended December 31, 2023 and 2022, respectively.

	Years Ended
	December 31,		Increase /
	2023	2022	(Decrease)

Net revenue	$2,825,855	$752,178	$2,073,677
Cost of goods sold	2,922,085	922,728	1,999,357
Gross loss	(96,230)	(170,550)	(74,320)

Operating expenses:
General and administrative	1,581,474	929,726	651,748
Salaries and benefits	1,129,858	628,637	501,221
Professional services	694,596	583,920	110,676
Depreciation and amortization	-	93,253	(93,253)
Total operating expenses	3,405,928	2,235,536	1,170,392

Operating loss	(3,502,158)	(2,406,086)	(1,096,072)

Other income (expense):
Interest income	11,719	13,627	(1,908)
Interest expense	(435,271)	(2,250,893)	(1,815,622)
Total other income (expense)	(423,552)	(2,237,266)	(1,813,714)

Net loss	$(3,925,710)	$(4,643,352)	$(717,642)

Net Revenue

Our net revenue for the year ended December 31, 2023 was $2,825,855, compared to $752,178 for the year ended December 31, 2022, an increase of $2,073,677, or 276%. The increase in revenue was primarily due to increased sales to big box retailers during the year ended December 31, 2023.

Cost of Goods Sold and Gross Loss

Our cost of goods sold for the year ended December 31, 2023 was $2,922,085, compared to $922,728 for the year ended December 31, 2022, an increase of $1,999,357, or 217%. Cost of goods sold included $223,856 of depreciation on production equipment during the year ended December 31, 2023. Cost of goods sold increased primarily in line with the increase in our sales for the period and a reduction in our shipping costs, which, in turn, was primarily a result of our transition to bulk shipping arrangements. As a result of the foregoing, we had a gross operating loss of $96,230, or (3%), for the year ended December 31, 2023, as compared to a gross operating loss of $170,550, or (23%), for the year ended December 31, 2022. Our gross profit margin increased primarily due to cost savings realized as a result of our transition to bulk shipping arrangements during the current period.

General and Administrative Expense

Our general and administrative expense for the year ended December 31, 2023 was $1,581,474, compared to $929,726 for the year ended December 31, 2022, an increase of $651,748, or 70%. The largest components of our general and administrative expenses are advertising and marketing, travel, storage, shipping and handling, commissions and asset impairment expense.

	Year Ended December 31,
	2023	2022	Difference	% change

Advertising and marketing	$162,048	$322,830	$(160,782)	(50)%
Travel	$58,385	$98,232	$(39,847)	(41)%
Storage, shipping and handling	$241,017	$73,531	$167,486	228%
Commissions	$186,365	$144,688	$41,677	29%
Asset impairment expense	$761,085	$-	$761,085	N/A

Advertising and marketing, and travel, expenses decreased for the year ended December 31, 2023, as compared to the corresponding period in 2022 as we focused our resources on our IPO in the current year. Our storage, shipping and handling expenses increased primarily due to increased international shipping rates, and commissions increased due to our increased shipments on sales during the current year. In addition, during 2023, we recognized $761,085 of impairment expense, consisting of $485,265, $243,305 and $32,515 on the collectability of a note receivable, VAT taxes receivable and prepaid inventory, respectively, respectively, related to amounts owed from NXTDried Superfoods SAC, one of our co-manufacturers.

Salaries and Wages

Salaries and wages for the year ended December 31, 2023 was $1,129,858, compared to $628,637 for the year ended December 31, 2022, an increase of $501,221, or 80%. This increase was primarily attributable to increased headcount in line with our expanded operations.

Professional Fees

Professional fees for the year ended December 31, 2023 was $694,596, compared to $583,920 for the year ended December 31, 2022, an increase of $110,676, or 19%. This increase was primarily attributable to increased consulting fees.

Depreciation Expense

Depreciation expense for the year ended December 31, 2023 was $-0-, compared to $93,253 for the year ended December 31, 2022, a decrease of $93,253. The decrease was primarily due to depreciation associated with our EnWave 60kW Vacuum Microwave Dehydration and Chiller Machines, which were installed at our contract manufacturer in Peru in the third quarter of 2022, and commenced production activities on January 1, 2023, resulting in the recognition of depreciation as a component of cost of goods sold.

Other Income (Expense)

In the year ended December 31, 2023, other expense was $423,552, consisting of $435,271 of interest expense, as partially offset by $11,719 of interest income. During the year ended December 31, 2022, other expense was $2,237,266, consisting of $2,250,893 of interest expense, as partially offset by $13,627 of interest income. Other expense decreased by $1,813,714, or 81%, primarily due to the decreased amortization of debt discounts and reductions in interest expense on debt which was mostly settled in June of 2023.

Net loss

Net loss for the year ended December 31, 2023 was $3,925,710, compared to $4,643,352 during the year ended December 31, 2022, a decreased net loss of $717,642, or 15%. The decreased net loss was primarily due to $74,320 of improved gross profits and a reduction of $1,815,622 of interest expense related to the amortization of debt discounts in the prior period that were not recognized in the current period and reductions in interest expense on debt which was mostly settled in June of 2023, as partially offset by $1,170,392 of increased operating expenses, including $761,085 of impairment expense.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital as of December 31, 2023 and December 31, 2022.

	December 31,	December 31,
	2023	2022
Current Assets	$1,678,243	$1,077,973

Current Liabilities	$779,093	$8,369,533

Working Capital	$899,150	$(7,291,560)

As of December 31, 2023, we had working capital of $899,150. We have incurred net losses since our inception and we anticipate net losses and negative operating cash flows for the near future, and we may not be profitable or realize growth in the value of our assets. To date, our primary sources of capital have been cash generated from the sales of our products, common stock sales, and debt financing. As of December 31, 2023, we had cash of $657,789, total liabilities of $914,622, and an accumulated deficit of $12,810,541. As of December 31, 2022, we had cash of $312,697, total liabilities of $8,404,033, and an accumulated deficit of $8,884,831.

Cash Flow

Comparison of the Year Ended December 31, 2023 and the Year Ended December 31, 2022

The following table sets forth the primary sources and uses of cash for the periods presented below:

	Year Ended
	December 31,
	2023	2022
Net cash used in operating activities	$(3,529,372)	$(2,467,681)
Net cash used in investing activities	(116,565)	(22,436)
Net cash provided by financing activities	3,755,279	2,182,482

Net change in cash	$109,342	$(307,635)

Net Cash Used in Operating Activities

Net cash used in operating activities was $3,529,372 for the year ended December 31, 2023, compared to $2,467,681 for the year ended December 31, 2022, an increase of $1,061,691, or 43%. The increase was primarily due to increased accounts receivable, inventory purchases and payments on accounts payable from the proceeds of our IPO, in addition to $761,085 of impairment expense on the collectability of a note receivable, VAT taxes receivable and prepaid inventory.

Net Cash Used in Investing Activities

Net cash used in investing activities was $116,565 for the year ended December 31, 2023, compared to $22,436 for the year ended December 31, 2022, an increase of $94,129, or 420%. This increase was primarily attributable to increased property and equipment purchases, as partially offset by advances received on notes receivable in the prior period that were not replicated in the current period.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $3,755,279 for the year ended December 31, 2023, compared to $2,182,482 for the year ended December 31, 2022, an increase of $1,572,797, or 72%. Our increased cash provided by financing activities was primarily from the net proceeds received in our IPO in the current period, as partially offset by debt repayments.

Satisfaction of our Cash Obligations for the Next 12 Months

As of December 31, 2023, we had incurred recurring losses from operations resulting in an accumulated deficit of $12,810,541, cash on hand of $657,789 and working capital of $899,150. We do not currently have sufficient funds to fund our operations at their current levels for the next twelve months. As we implement our business plan and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Since inception, we have raised funds primarily through debt financing and the sale of equity securities. We will need, and are currently seeking, additional funds to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations or cause substantial dilution for our stockholders. If we are unable to obtain additional funds, our ability to carry out and implement our planned business objectives and strategies will be significantly delayed, limited or may not occur. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

The accompanying financial statements appearing in this 10-K have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements, such as structured finance, special purpose entities, or variable interest entities during the years ended December 31, 2023 and 2022.

Emerging Growth Company

As an emerging growth company under the JOBS Act, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, while we are an emerging growth company, we will not be subject to new or revised accounting standards at the same time that they become applicable to other public companies that are not emerging growth companies. As a result, our financial statements and interim financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year in which we have total annual gross revenues of $1.235 billion or more, (ii) the last day of the first fiscal year in which we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, with at least $700 million of equity securities held by non-affiliates as of the end of the last business day of the second quarter of that fiscal year, (iii) the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities, or (iv) the last day of our fiscal year after the fifth anniversary of the date of the completion of our IPO.

EnWave Contract

Pursuant to the terms of the Licensing Agreement with EnWave, we cannot undertake any transaction that would result in a change of control of us without the prior written consent of EnWave.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. Financial Statements and Supplementary Data

BRANCHOUT FOOD INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BranchOut Food Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BranchOut Food, Inc. (the Company) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations and had a working capital deficit and a stockholders’ deficit as of December 31, 2023 which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved are especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Capital Stock and Other Equity Accounts

As discussed in Note 19 and Note 20, the Company issued stock options to purchase common stock to employees and an officer of the Company and the Company issued warrants with notes payable to third parties. Auditing management’s calculation of the fair value of the stock options and the warrants issued can be a significant judgment due to the need of a specialist to evaluate the fair value of the stock options and warrants issued and the auditor has to test the inputs and estimates used.

Auditing management’s calculation of the fair value of the stock options and warrants issued can be a significant judgment given the fact that the Company uses management estimates on various inputs to the calculations.

We evaluated management’s conclusions regarding their fair values and reviewed support for the significant inputs used in the valuation model, as well as assessing the model for reasonableness. In addition, we evaluated the Company’s disclosures in relation to this matter included in Note 19 and Note 20 to the financial statements.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

PCAOB ID 2738

We have served as the Company’s auditor since 2021.

The Woodlands, TX

April 1, 2024

BRANCHOUT FOOD INC.

BALANCE SHEETS

	December 31,	December 31,
	2023	2022
Assets

Current assets:
Cash	$657,789	$312,697
Accounts receivable	635,549	78,236
Advances on inventory purchases	-	29,500
Inventory	336,805	159,761
Other current assets	48,100	497,779
Total current assets	1,678,243	1,077,973

Restricted cash	-	235,750
Deferred offering costs	-	543,664
Property and equipment, net	914,999	1,022,290
Right-of-use asset	147,228	-
Note receivable	384,628	384,628

Total Assets	$3,125,098	$3,264,305

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$382,948	$239,939
Accounts payable, related parties	-	40,140
Accrued expenses	165,244	688,722
Convertible notes payable, related parties	-	140,000
Convertible notes payable, unrelated parties	-	4,919,191
Notes payable, current portion	200,000	2,250,000
Revolving line of credit	-	91,541
Lease liability, current portion	30,901	-
Total current liabilities	779,093	8,369,533

Notes payable, net of current portion	34,500	34,500
Lease liability, net of current portion	101,029	-

Total Liabilities	914,622	8,404,033

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 8,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 80,000,000 shares authorized; 4,044,252 and 1,200,769 shares issued and outstanding at December 31, 2023 and 2022, respectively	4,044	1,201
Additional paid-in capital	15,016,973	3,743,902
Accumulated deficit	(12,810,541)	(8,884,831)
Total Stockholders’ Equity (Deficit)	2,210,476	(5,139,728)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,125,098	$3,264,305

The accompanying notes are an integral part of these financial statements.

BRANCHOUT FOOD INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2023	2022

Net revenue	$2,825,855	$752,178
Cost of goods sold	2,922,085	922,728
Gross loss	(96,230)	(170,550)

Operating expenses:
General and administrative	1,581,474	929,726
Salaries and wages	1,129,858	628,637
Professional fees	694,596	583,920
Depreciation expense	-	93,253
Total operating expenses	3,405,928	2,235,536

Operating loss	(3,502,158)	(2,406,086)

Other income (expense):
Interest income	11,719	13,627
Interest expense	(435,271)	(2,250,893)
Total other income (expense)	(423,552)	(2,237,266)

Net loss	$(3,925,710)	$(4,643,352)

Weighted average common shares outstanding - basic and diluted	2,726,330	1,200,157
Net loss per common share - basic and diluted	$(1.44)	$(3.87)

The accompanying notes are an integral part of these financial statements.

BRANCHOUT FOOD INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2021	-	$-	1,192,424	$1,192	$2,618,455	$(4,241,479)	$(1,621,832)

Modification of derivatives	-	-	-	-	630,685	-	630,685

Fair value of warrants issued as debt discounts	-	-	-	-	14,050	-	14,050

Modification of warrants	-	-	-	-	377,200	-	377,200

Common stock sold for cash	-	-	2,425	3	9,997	-	10,000

Common stock issued for services	-	-	5,920	6	24,414	-	24,420

Amortization of stock options issued for services	-	-	-	-	69,101	-	69,101

Net loss	-	-	-	-	-	(4,643,352)	(4,643,352)

Balance, December 31, 2022	-	$-	1,200,769	$1,201	$3,743,902	$(8,884,831)	$(5,139,728)

Common stock issued pursuant to initial public offering, net of offering costs	-	-	1,190,000	1,190	4,940,856	-	4,942,046

Common stock issued for services	-	-	81,312	81	159,059	-	159,140

Stock options issued for services	-	-	-	-	99,434	-	99,434

Common stock issued for debt conversions	-	-	1,572,171	1,572	6,027,632	-	6,029,204

Common stock warrants granted to note holders pursuant to debt financing	-	-	-	-	46,090	-	46,090

Net loss	-	-	-	-	-	(3,925,710)	(3,925,710)

Balance, December 31, 2023	-	$-	4,044,252	$4,044	$15,016,973	$(12,810,541)	$2,210,476

The accompanying notes are an integral part of these financial statements.

BRANCHOUT FOOD INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(3,925,710)	$(4,643,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	223,856	93,253
Amortization of debt discounts	66,090	1,286,021
Impairment of assets	761,085	-
Common stock issued for services	159,140	24,420
Options and warrants issued for services	99,434	69,101
Amended warrants	-	377,200
Decrease (increase) in assets:
Accounts receivable	(557,313)	65,083
Advances on inventory purchases	(3,015)	231,235
Inventory	(177,044)	44,208
Other current assets	(278,891)	(438,244)
Right-of-use asset	21,092	-
Increase (decrease) in liabilities:
Accounts payable	143,009	12,894
Accounts payable, related parties	(40,140)	20,115
Accrued expenses	(20,965)	390,385
Net cash used in operating activities	(3,529,372)	(2,467,681)

Cash flows from investing activities
Payments received on notes receivable	-	22,714
Purchase of property and equipment	(116,565)	(45,150)
Net cash used in investing activities	(116,565)	(22,436)

Cash flows from financing activities
Payment of deferred offering costs	(740,290)	(351,382)
Proceeds received on convertible notes payable, related parties	25,000	-
Proceeds received on convertible notes payable, unrelated parties	442,500	2,694,100
Repayments on convertible notes payable	-	(20,000)
Proceeds received on notes payable	350,000	-
Repayment of notes payable	(2,420,000)	(85,445)
Proceeds received on revolving line of credit	-	239,241
Repayments on revolving line of credit	(91,541)	(304,032)
Principal payments on finance lease	(36,390)	-
Proceeds from sale of common stock	6,226,000	10,000
Net cash provided by financing activities	3,755,279	2,182,482

Net increase in cash	109,342	(307,635)
Cash and restricted cash - beginning of period	548,447	856,082
Cash - ending of period	$657,789	$548,447

Supplemental disclosures:
Interest paid	$466,337	$246,661
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Value of warrants issued as a debt discount	$46,090	$14,050
Value of shares issued on debt conversions	$6,029,204	$-
Initial recognition of right-of-use assets and lease liabilities	$168,320	$-
Modification of derivative liabilities	$-	$630,685

The accompanying notes are an integral part of these financial statements.

BRANCHOUT FOOD INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 – Nature of Business

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

Note 2 – Basis of Presentation

Basis of Accounting

The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the U.S. Securities and Exchange Commission (“SEC”). All references to GAAP are in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the GAAP hierarchy.

When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

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

Prior to the IPO, all deferred offering costs were capitalized in other noncurrent assets on the balance sheets. Deferred offering costs of $1,283,954, primarily consisting of accounting, legal, and other fees related to the Company’s IPO, were offset against the IPO proceeds upon the closing of the Company’s IPO in June 2023. As of December 31, 2023, all deferred offering costs were paid. Unpaid deferred offering costs totaled $543,664 as of December 31, 2022.

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

BRANCHOUT FOOD INC.

NOTES TO FINANCIAL STATEMENTS

Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $12,810,541, and working capital of $899,150 as of December 31, 2023, and the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. These financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

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

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy that distinguishes between the following:

-	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
-	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
-	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

BRANCHOUT FOOD INC.

NOTES TO FINANCIAL STATEMENTS

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. There were no cash equivalents on hand on December 31, 2023 and 2022.

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, under current regulations. The Company had $407,789 and $62,697 in excess of FDIC insured limits on December 31, 2023 and 2022, respectively, and has not experienced any losses in such accounts.

Accounts Receivable

Accounts receivable is carried at their estimated collectible amounts. Trade accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had no allowance for doubtful accounts on December 31, 2023 and 2022.

Inventory

The Company’s products consist of pre-packaged and bulk-dried fruit and vegetable-based snacks, powders and ingredients purchased from contract-manufacturers in Chile and/or Peru. The Company’s contract manufacturer in Peru uses equipment purchased by the Company in its manufacturing process. Raw materials consist of packaging materials. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. No reserve for obsolete inventories has been recognized. Inventory, consisting of raw materials and finished goods are stated at the lower of cost or net realizable value using the average cost valuation method, at December 31, 2023 and 2022, consisted of the following:

	December 31,
	2023	2022
Raw materials	$13,734	$10,824
Finished goods	323,071	148,937
Total inventory	$336,805	$159,761

The Company had prepaid inventory advances on product in the amount of $29,500 as of December 31, 2022. Advances of 70% of estimated finish product costs are made to enable manufacturer’s purchase of raw materials to produce finished products. The remaining 30% is paid upon receipt of finished goods.

Property and Equipment

Property and equipment are stated at the lower of cost or estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

Office equipment	3 years
Furniture and fixtures	5 years
Equipment and machinery	5 years

Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized, and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the cost and related accumulated depreciation are eliminated, and any resulting gain or loss is reflected in operations. Depreciation expense was $223,856 and $93,253 for the years ended December 31, 2023 and 2022, respectively.

BRANCHOUT FOOD INC.

NOTES TO FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations.

Our indefinite-lived brand names and trademarks acquired and are assigned an indefinite life as we anticipate that these brand names will contribute cash flows to the Company perpetually. We evaluate the recoverability of intangible assets periodically by considering events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company expenses internally developed trademarks.

License Agreement

In 2021, the Company entered into a license agreement to license the rights to certain production equipment developed and manufactured by another company through the purchase of that company’s equipment. The license is not discernable from the equipment; therefore, the license costs have been capitalized and depreciated over the useful life of the equipment. The license agreement also entitles the licensor to a royalty on all revenue from the sale of products produced using the equipment. These royalties are recognized as royalty expenses as the products are sold. There have been no royalty payments to date, and any future minimum royalty payments or equipment purchases under this license agreement are an unrecognized commitment as they relate to retaining exclusivity of the avocado products going forward and the Company can elect not to pay as disclosed in Note 17, below.

Derivatives

The Company evaluates convertible notes payable, stock options, stock warrants and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity.

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

BRANCHOUT FOOD INC.

NOTES TO FINANCIAL STATEMENTS

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

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows:

	December 31,
	2023	2022
Gross revenue	$3,184,018	$888,893
Less: slotting, discounts, and allowances	358,163	136,715
Net revenue	$2,825,855	$752,178

Cost of Goods Sold

Cost of goods sold represents costs directly related to the purchase, production and manufacturing of the Company’s products. Costs include purchase costs, product development, freight-in, packaging, and print production costs.

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $162,048 and $199,287 for the years ended December 31, 2023 and 2022, respectively.

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

The Company issued stock-based compensation in the amount of $258,574 and $93,521 for the years ended December 31, 2023 and 2022, respectively.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2023 and 2022, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

BRANCHOUT FOOD INC.

NOTES TO FINANCIAL STATEMENTS

Uncertain Tax Positions

In accordance with ASC 740, Income Taxes, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be capable of withstanding examination by the taxing authorities based on the technical merits of the position. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Various taxing authorities periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited, and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions.

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

Note 4 – Related Party Transactions

Accounts Payable

As of December 31, 2022, the Company owed Chase Innovations, Inc., a company owned by owned by our then Chief Financial Officer, Douglas Durst, $40,140 for services rendered through the year ended December 2022.

Convertible Notes Payable

As disclosed in Note 12, below, on January 5, 2023, the Company sold an unsecured convertible promissory note to the Chief Executive Officer’s parents, Mr. Tom and Mrs. Carol Healy, bearing interest at 8% per annum, in the face amount of $25,000. The note was convertible at a fixed conversion price of $4.125 per common share. On June 15, 2023, the note, consisting of $25,000 of principal and $800 of interest, was converted into 6,255 shares of common stock.

As disclosed in Note 12, below, the Company’s then Chief Financial Officer, Douglas Durst, held an unsecured convertible promissory note in the face amount of $90,000, as outstanding at September 30, 2023 and December 31, 2022. The note was convertible at a fixed conversion price of $4.125 per common share. On June 15, 2023, the note, consisting of $90,000 of principal and $6,362 of interest, was converted into 23,361 shares of common stock.

As disclosed in Note 12, below, the Company’s then Chief Financial Officer, Chris Coulter, held an unsecured convertible promissory note in the face amount of $50,000 that was outstanding at December 31, 2022. The note was convertible at a fixed conversion price of $4.125 per common share. On June 15, 2023, the note, consisting of $50,000 of principal and $7,525 of interest, was converted into 13,946 shares of common stock.

BRANCHOUT FOOD INC.

NOTES TO FINANCIAL STATEMENTS

Common Stock Sales

On January 10, 2022, the Company sold 1,213 shares of common stock to the Company’s Controller at $4.125 per share for proceeds of $5,000.

Common Stock Issued for Services

On October 26, 2023, the Company issued 12,500 shares, restricted in accordance with Rule 144, to a consultant, who later became a Company director, for services performed. The aggregate fair value of the shares was $19,000, based on the closing traded price of the common stock on the date of grant.

Common Stock Options Issued for Services

On August 8, 2023, the Company granted options to purchase 30,000 shares of the Company’s common stock under its 2022 Equity Incentive Plan (the “2022 Plan”), having an exercise price of $6.00 per share, exercisable over a 10-year term, to the then chairman of the audit committee and now, Chief Financial Officer. The options vest monthly over a one-year period. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 39% and a call option value of $0.1644, was $4,932. The options are being expensed over the vesting period, resulting in $1,952 of stock-based compensation expense during the year ended December 31, 2023. As of December 31, 2023, a total of $2,980 of unamortized expenses are expected to be expensed over the vesting period.

On August 8, 2023, the Company granted options to purchase 30,000 shares of the Company’s common stock under the 2022 Plan, having an exercise price of $2.51 per share, exercisable over a 10-year term, to one of its directors. The options vest monthly over a one-year period. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 39% and a call option value of $0.7885, was $23,655. The options are being expensed over the vesting period, resulting in $9,364 of stock-based compensation expense during the year ended December 31, 2023. As of December 31, 2023, a total of $14,291 of unamortized expenses are expected to be expensed over the vesting period.

On January 1, 2022, the Company awarded options to purchase 57,600 shares of common stock under the 2022 Plan at an exercise price equal to $4.125 per share, exercisable over a ten-year period to the Company’s then Chief Financial Officer. The options vest monthly over an eighteen (18) month period, with the initial vesting commencing on January 1, 2022. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 29% and a call option value of $1.1531, was $66,419. The options were expensed over the vesting period, resulting in $23,619 and $44,280 of stock-based compensation expense during the years ended December 31, 2023 and 2022, respectively. The options terminated 90 days from the employee’s terminated services, on November 14, 2023.

Note 5 – Fair Value of Financial Instruments

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

BRANCHOUT FOOD INC.

NOTES TO FINANCIAL STATEMENTS

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balances sheet as of December 31, 2023 and 2022:

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$657,789	$-	$-
Right-of-use-asset	-	-	147,228
Notes receivable	-	384,628	-
Total assets	657,789	384,628	147,228
Liabilities
Notes payable	-	235,000	-
Lease liability	-	-	131,930
Total liabilities	-	235,000	131,930
	$657,789	$149,628	$15,298

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$312,697	$-	$-
Cash, restricted	235,750	-	-
Notes receivable	-	384,628	-
Total assets	548,447	384,628	-
Liabilities
Convertible notes payable, related parties	-	-	140,000
Convertible notes payable	-	-	4,919,191
Notes payable	-	2,284,000	-
Revolving line of credit	-	91,541	-
Total liabilities	-	2,376,041	5,059,191
	$548,447	$(1,991,413)	$(5,059,191)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 31, 2023 and 2022.

Note 6 – Major Customers and Accounts Receivable

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total net revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the years ended December 31, 2023 and 2022, two customers accounted for 90% and 70% of net revenue, respectively. The customers were not the same from year to year. For the year ended December 31, 2023, Wal-Mart Stores and Costco accounted for 77% and 13% of net sales, respectively. For the year ended December 31, 2022, KEHE Distributors and Costco accounted for 11% and 59% of net sales, respectively.

On December 31, 2023, Wal-Mart Stores accounted for 57% and Costco accounted for 28% of accounts receivable. On December 31, 2022, KeHE Distributors accounted for 58%, Wal-Mart Stores accounted for 18% and United Natural Foods accounted for 16% of accounts receivable.

BRANCHOUT FOOD INC.

NOTES TO FINANCIAL STATEMENTS

Note 7 – Other Current Assets

Other current assets at December 31, 2023 and 2022, consisted of the following:

	December 31,
	2023	2022
Prepaid insurance costs	$2,403	$959
Prepaid advertising and trade show fees	20,106	19,485
Prepaid professional & license fees	6,056	12,617
Refunds receivable	-	1,594
Interest receivable	19,535	7,996
Advances to co-manufacturer, NXTDried(1)	-	455,128
Total other current assets	$48,100	$497,779

(1)	The Company has advanced NXTDried Superfoods SAC (“NXTDried”), a company organized under the laws of Peru, with its principal office in San Isidro, Lima, Peru, a total of $495,930 over various dates between January 28, 2022 and September 27, 2023, for the purchase and construction of the facility and infrastructure necessary to facilitate the manufacturing of the Company’s products. The advance is to be repaid in the form of a $1.00 USD per kilogram discount on all products manufactured for the Company. The advance is not documented by a promissory note, and is unsecured. A total of $10,665 was credited against purchases made from NXTDried during the year ended December 31, 2023, resulting in a balance owed of $485,265. During the fourth quarter of 2023, one of NXTDried’s creditors filed suit against NXTDried and foreclosed on its collateral pursuant to a secured promissory note. As a result, the Company recognized impairment expense of $761,085 for the year ended, December 31, 2023, consisting of $485,265 on the remaining unpaid balance of the advances to NXTDried, $243,305 related to a VAT tax receivable, and $32,515 of prepaid inventory that was owed to the Company by NXTDried.

Note 8 – Restricted Cash

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

The following table provides a reconciliation of cash and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows:

	December 31,
	2023	2022
Cash	$657,789	$312,697
Restricted cash	-	235,750
Total cash and restricted cash shown in the statement of cash flows	$657,789	$548,447

Note 9 – Property and Equipment

Property and equipment at December 31, 2023 and 2022, consisted of the following:

	December 31,
	2023	2022
Equipment and machinery	$1,233,334	$1,116,769
Less: Accumulated depreciation	(318,335)	(94,479)
Total property and equipment, net	$914,999	$1,022,290

Depreciation of property and equipment was $223,856 and $93,253 for the years ended December 31, 2023 and 2022, respectively. Property and equipment was placed in service during the third quarter of 2022, and commenced production activities on January 1, 2023, resulting in the recognition of depreciation as a component of cost of goods sold for the year ended December 31, 2023.

BRANCHOUT FOOD INC.

NOTES TO FINANCIAL STATEMENTS

Note 10 – Notes Receivable

Nanuva Note Receivable

On February 4, 2021, the Company entered into a Manufacturing and Distributorship Agreement (“MDA”) with Natural Nutrition SpA, a Chilean company (“Nanuva”), in which the Company loaned $500,000 to Nanuva (“Advance Payment”) to help finance the capital investment needed for Nanuva to purchase two industrial fruit drying machines to be used in servicing the Company’s manufacturing needs. Pursuant to the MDA, the Company is entitled to recover the Advance Payment in full no later than May 31, 2027, which prior to repayment, will bear interest at 3% per annum. The Advance Payment is to be repaid pursuant to a two-dollar ($2/kg) deduction in the price of any product exported by Nanuva to the Company with certain mandatory minimum annual payments. Repayments commence on the earlier of a) the first invoice issued by Nanuva after installation of the drying equipment, or b) June 30, 2021. The MDA expires on May 31, 2027, with automatic annual renewals thereafter, unless it is terminated in accordance with the terms of the MDA. The Company deferred collection of the minimum annual payment requirement for 2023 until 2024 when several large orders were placed. A total of $33,100 of the Advance Payment had been repaid during the year ended December 31, 2022, consisting of $22,714 of principal and $10,386 of interest. As of December 31, 2023, a total of $131,594 of the Advance Payment had been repaid as a reduction of inventory costs, consisting of $115,372 of principal and $16,222 of interest. All payments consisted of reductions in inventory costs, other than a payment of $15,000 in cash on March 24, 2021. As of December 31, 2023, a total of $404,163 was outstanding from Nanuva, consisting of $384,628 of principal and $19,535 of unpaid interest. As of December 31, 2022, a total of $392,625 was outstanding from Nanuva, consisting of $384,628 of principal and $7,997 of unpaid interest. The Advance Payment is collateralized by a second lien in the equipment. Pursuant to the MDA, the Company has been appointed as Nanuva’s exclusive distributor in the following territories:

Product	Exclusivity Territories	Minimum Volume (Kg/month)(“MOQ”)
Avocado Powder	Worldwide (except Chile)	1,000
Banana Chips	Worldwide (except Chile)	1,000
Avocado Snacks	North America (Canada and USA)	1,000
Avocado Chips	Worldwide	1,000
Other Powders	No Exclusivity	-0-

Note 11 – Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2023	2022
Accrued payroll and taxes	$43,376	$40,089
Accrued interest	2,577	602,246
Accrued chargebacks	119,291	46,387
Total accrued expenses	$165,244	$688,722

BRANCHOUT FOOD INC.

NOTES TO FINANCIAL STATEMENTS

Note 12 – Convertible Notes Payable, Related Parties

Convertible notes payable, related parties consisted of the following at December 31, 2023 and 2022, respectively:

	December 31,	December 31,
	2023	2022

On January 5, 2023, the Company sold an unsecured convertible promissory note for $25,000 to the Chief Executive Officer’s parents, Mr. Tom and Carol Healy, bearing interest at 8% per annum, mature on the earlier of: a) June 30, 2023, b) the closing of a Qualified Subsequent Financing, c) the closing of a change of control, or d) the Company’s S-1 registration statement being declared effective and the signing of a firm commitment underwriting agreement for a capital raise of at least ten million dollars ($10,000,000). The note was convertible at a fixed conversion price of $4.125 per common share, and all interest was deemed to have stopped accruing as of a date selected by the Company that is up to 10 days prior to the effective date of the registration statement filed in connection with the IPO. The note was mandatorily convertible upon the Company’s S-1 registration statement being declared effective and the signing of a firm commitment underwriting agreement for a capital raise of at least ten million dollars ($10,000,000). The public offering proceeds threshold had subsequently been amended to $5,000,000, along with all of the other outstanding convertible notes. The note carried a default interest rate of 18% per annum. (See the description of the First Quarter of 2023 Convertible Notes in Note 11 – Convertible Notes Payable, below). On June 15, 2023, the note, consisting of $25,000 of principal and $800 of interest, was converted into 6,255 shares of common stock. The note was converted in accordance with the conversion terms; therefore, no gain or loss had been recognized.	$-	$-

On December 31, 2021, the Company sold an unsecured convertible promissory note (“CFO Note”) to the Company’s then Chief Financial Officer, Douglas Durst, in the face amount of $90,000. The CFO Note, carried interest at 5% per annum, originally carried an automatic conversion upon (i) a Qualified Financing, consisting of the closing of the sale of shares of its stock of at least $1,000,000, at a conversion rate of the lesser of (i) the product of (x) eight-tenths (0.8) and (y) the price per share paid by the purchasers of the preferred stock sold in the Qualified Financing and (ii) the price per share obtained by dividing $7,000,000 (the “Valuation Cap”) by the Company’s fully-diluted capitalization immediately prior to the Qualified Financing (excluding any shares issued upon conversion of convertible debt), were amended on December 17, 2021 to be automatically converted upon the date on which a registration statement for the Company’s underwritten public offering of its common stock with total proceeds to the Company of not less than $10,000,000 (the “IPO”) was effective, at a fixed conversion price of $4.125 per common share, and all interest was deemed to have stopped accruing as of a date selected by the Company that is up to 10 days prior to the effective date of the registration statement filed in connection with the IPO. The maturity date was extended to June 30, 2023 and the public offering proceeds threshold had been amended to $5,000,000. On June 15, 2023, the note, consisting of $90,000 of principal and $6,362 of interest, was converted into 23,361 shares of common stock. The note was converted in accordance with the conversion terms; therefore, no gain or loss had been recognized.	-	90,000

On May 28, 2020, the Company sold an unsecured convertible promissory note (“Coulter Note”) to the Company’s Chief Financial Officer, Chris Coulter, in the face amount of $50,000. The Coulter Note, carried interest at 5% per annum, originally carried an automatic conversion upon (i) a Qualified Financing, consisting of the closing of the sale of shares of its stock of at least $1,000,000, at a conversion rate of the lesser of (i) the product of (x) eight-tenths (0.8) and (y) the price per share paid by the purchasers of the preferred stock sold in the Qualified Financing and (ii) the price per share obtained by dividing $7,000,000 (the “Valuation Cap”) by the Company’s fully-diluted capitalization immediately prior to the Qualified Financing (excluding any shares issued upon conversion of convertible debt), were amended on December 17, 2021 to be automatically converted upon the date on which a registration statement for the Company’s underwritten public offering of its common stock with total proceeds to the Company of not less than $10,000,000 (the “IPO”) was effective, at a fixed conversion price of $4.125 per common share, and all interest was deemed to have stopped accruing as of a date selected by the Company that is up to 10 days prior to the effective date of the registration statement filed in connection with the IPO. The maturity date was also extended to June 30, 2023 and the public offering proceeds threshold had been amended to $5,000,000. On June 15, 2023, the note, consisting of $50,000 of principal and $7,525 of interest, was converted into 13,946 shares of common stock. The note was converted in accordance with the conversion terms; therefore, no gain or loss had been recognized.	-	50,000

Convertible notes payable, related parties	$-	$140,000

In accordance with ASC 470-20 Debt with Conversion and Other Options, the Company recorded total discounts of $19,054 on the CFO Note and $19,961 on the Coulter Note upon the respective origination dates. The discounts were amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $19,004 of interest expense pursuant to the amortization of note discounts during the year ended December 31, 2022.

The Company recorded interest expense pursuant to the stated interest rates on the Convertible Notes, Related Parties in the amount of $3,696 and $6,999 for the years ended December 31, 2023 and 2022, respectively.

BRANCHOUT FOOD INC.

NOTES TO FINANCIAL STATEMENTS

Note 13 – Convertible Notes Payable, Unrelated Parties

Convertible notes payable, unrelated parties, consists of the following at December 31, 2023 and 2022, respectively:

	December 31,	December 31,
	2023	2022

On various origination dates between January 5, 2023 and March 27, 2023, the Company sold a total of ten (10) individual unsecured convertible promissory notes (“First Quarter of 2023 Convertible Notes”) with substantially the same terms in exchange for gross proceeds of $442,500. The First Quarter of 2023 Convertible Notes, bearing interest at 8% per annum, matured on the earlier of: a) June 30, 2023, b) the closing of a Qualified Subsequent Financing, c) the closing of a change of control, or d) the Company’s S-1 registration statement being declared effective and the signing of a firm commitment underwriting agreement for a capital raise of at least ten million dollars ($10,000,000). Each First Quarter of 2023 Convertible Notes was convertible at a fixed conversion price of $4.125 per common share, and all interest was deemed to have stopped accruing as of a date selected by the Company that was up to 10 days prior to the effective date of the registration statement filed in connection with the IPO. Each note is mandatorily convertible upon the Company’s S-1 registration statement being declared effective and the signing of a firm commitment underwriting agreement for a capital raise of at least ten million dollars ($10,000,000). The public offering proceeds threshold had subsequently been amended to $5,000,000, along with all of the other outstanding convertible notes. The First Quarter of 2023 Convertible Notes carried a default interest rate of 18% per annum. On June 15, 2023, the notes, consisting of an aggregate $442,500 of principal and $9,801 of interest, were converted into 109,655 shares of common stock. The notes were converted in accordance with the conversion terms; therefore, no gain or loss had been recognized.	$-	$-

On various origination dates between October 28, 2022 and December 13, 2022, the Company sold a total of sixteen (16) individual unsecured convertible promissory notes (“2022 Convertible Notes”) with substantially the same terms in exchange for gross proceeds of $645,600. The Convertible Notes, bearing interest at 8% per annum, matured on the earlier of: a) June 30, 2023, as extended from the original maturity date of June 30 2023, b) the closing of a Qualified Subsequent Financing, c) the closing of a change of control, or d) the Company’s S-1 registration statement being declared effective and the signing of a firm commitment underwriting agreement for a capital raise of at least ten million dollars ($10,000,000). Each note was convertible at a fixed conversion price of $4.125 per common share, and all interest was deemed to have stopped accruing as of a date selected by the Company that was up to 10 days prior to the effective date of the registration statement filed in connection with the IPO. Each note was mandatorily convertible upon the Company’s S-1 registration statement being declared effective and the signing of a firm commitment underwriting agreement for a capital raise of at least ten million dollars ($10,000,000). The public offering proceeds threshold had subsequently been amended to $5,000,000. The notes carried a default interest rate of 18% per annum. On June 15, 2023, the notes, consisting of an aggregate $645,600 of principal and $27,925 of interest, were converted into 163,284 shares of common stock. The notes were converted in accordance with the conversion terms; therefore, no gain or loss had been recognized.	-	645,600

On June 6, 2022, the Company completed the sale of (i) an unsecured convertible promissory note in the principal amount of $200,000 (“Fluffco Convertible Note”) to Fluffco, LLC (“Fluffco”), and (ii) a five-year warrant to purchase 8,485 shares of the Company’s common stock at an exercise price of $6.50 per share, for an aggregate purchase price of $186,000, pursuant to a Securities Purchase Agreement between the Company and Fluffco (the “Purchase Agreement”). The Fluffco Convertible Note carried interest at 8% per annum and a default rate of 18%, which was mandatorily convertible upon the date on which a registration statement for the Company’s underwritten public offering of its common stock with total proceeds to the Company of not less than $10,000,000 was effective, at a fixed conversion price of $4.125 per common share. The note matured on November 30, 2022, and all interest was deemed to have stopped accruing as of a date selected by the Company that was up to 10 days prior to the effective date of the registration statement filed in connection with the IPO. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 35% and a call option value of $0.2679, was $8,485, and was amortized as a debt discount over the life of the loan. The Company received net proceeds of $186,000 after deductions of debt discounts, consisting of $14,000 of legal fees. The maturity dates were extended to June 30, 2023 and the public offering proceeds threshold had been amended to $5,000,000. On June 15, 2023, the note, consisting of $200,000 of principal and $15,737 of interest, was converted into 52,300 shares of common stock. The note was converted in accordance with the conversion terms; therefore, no gain or loss had been recognized.	-	200,000

On May 26, 2022, the Company completed the sale of (i) an unsecured convertible promissory note in the principal amount of $1,250,000 (“Foss Convertible Note”) to Don Foss (“Foss”), and (ii) a five-year warrant to purchase 45,833 shares of the Company’s common stock at an exercise price of $6.50 per share, for an aggregate purchase price of $1,162,500, pursuant to a Securities Purchase Agreement between the Company and Foss (the “Purchase Agreement”). The Foss Convertible Note carried interest at 8% per annum and a default rate of 18%, which was mandatorily convertible upon the date on which a registration statement for the Company’s underwritten public offering of its common stock with total proceeds to the Company of not less than $10,000,000 was effective, at a fixed conversion price of $4.125 per common share. The note matured on November 30, 2022, and all interest was deemed to have stopped accruing as of a date selected by the Company that is up to 10 days prior to the effective date of the registration statement filed in connection with the IPO. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 34% and a call option value of $0.2570, was $45,833, and was amortized as a debt discount over the life of the loan. The Company received net proceeds of $1,162,500 after deductions of debt discounts, consisting of $87,500 of legal fees. The maturity dates were extended to June 30, 2023 and the public offering proceeds threshold had been amended to $5,000,000. On June 15, 2023, the note, consisting of $1,250,000 of principal and $99,726 of interest, was converted into 327,207 shares of common stock. The note was converted in accordance with the conversion terms; therefore, no gain or loss had been recognized.	-	1,250,000

On various origination dates between February 15, 2022 and February 25, 2022, the Company sold two (2) individual unsecured convertible promissory notes (“First Convertible Eagle Vision Notes”) with a face value of $350,000 each, under substantially the same terms. The First Convertible Eagle Vision Notes carried interest at 5% per annum and a default rate of 18%, which were mandatorily convertible upon the date on which a registration statement for the Company’s underwritten public offering of its common stock with total proceeds to the Company of not less than $10,000,000 was effective, at a fixed conversion price of $4.125 per common share. The notes matured on November 30, 2022, and all interest was deemed to have stopped accruing as of a date selected by the Company that was up to 10 days prior to the effective date of the registration statement filed in connection with the IPO. The maturity dates were extended to June 30, 2023 and the public offering proceeds threshold had been amended to $5,000,000. On June 15, 2023, the notes, consisting of an aggregate $700,000 of principal and $44,590 of interest, were converted into 180,508 shares of common stock. The notes were converted in accordance with the conversion terms; therefore, no gain or loss had been recognized.	-	700,000

On various origination dates between March 1, 2018 and December 31, 2021, the Company sold a total of fifty-two (52) individual unsecured convertible promissory notes (“Convertible Notes”) with substantially the same terms, for total proceeds of $2,143,591. The Convertible Notes carried interest at 5% per annum, which originally carried an automatic conversion upon (i) a Qualified Financing, consisting of the closing of the sale of shares of its stock of at least $1,000,000, at a conversion rate of the lesser of (i) the product of (x) eight-tenths (0.8) and (y) the price per share paid by the purchasers of the preferred stock sold in the Qualified Financing and (ii) the price per share obtained by dividing $7,000,000 (the “Valuation Cap”) by the Company’s fully-diluted capitalization immediately prior to the Qualified Financing (excluding any shares issued upon conversion of convertible debt), were amended on December 17, 2021 to be automatically converted upon the date on which a registration statement for the Company’s underwritten public offering of its common stock with total proceeds to the Company of not less than $5,000,000, as amended, was effective at fixed conversion prices of either $2.05 or $4.125 per common share (six (6) of the Convertible Notes, totaling $355,000 of principal, were amended to convert at $2.05 per common share, and forty-six (46) of the Convertible Notes, totaling $1,788,591 of principal, were amended to convert at $4.125 per common share), and all interest was deemed to have stopped accruing as of a date selected by the Company that was up to 10 days prior to the effective date of the registration statement filed in connection with the IPO. On February 14, 2022, one of the Convertible Notes was repaid, consisting of $20,000 of principal and $3,586 of interest. The Convertible Notes were originally set to mature after eighteen months but were later amended to extend the maturity to June 30, 2023 and the public offering proceeds threshold had been amended to $5,000,000. On June 15, 2023, the notes, consisting of an aggregate $2,123,591 of principal and $290,047 of interest, were converted into 695,655 shares of common stock. The notes were converted in accordance with the conversion terms; therefore, no gain or loss had been recognized.	-	2,123,591

Total convertible notes payable, unrelated parties	$-	$4,919,191

In accordance with ASC 470, the Company recorded total discounts of $1,604,537 incurred as of December 31, 2022. The discounts were amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded $1,028,509 of interest expense pursuant to the amortization of note discounts for the year ended December 31, 2022.

The Company recorded interest expense pursuant to the Convertible Notes, Unrelated Parties in the amount of $138,316 and $327,353, consisting of stated interest rates on the Convertible Notes, Unrelated Parties, in the amount of $138,316 and $211,803, and $-0- and $115,550 of amortized debt discounts, for the years ended December 31, 2023 and 2022, respectively, including $14,050 of amortized debt discounts on warrants for the year ended December 31, 2022.

BRANCHOUT FOOD INC.

NOTES TO FINANCIAL STATEMENTS

Note 14 – Notes Payable

On June 12, 2023, the Company accepted subscriptions for $170,000 and issued senior secured promissory notes and stock purchase warrants to four accredited investors. Each promissory note (titled a “Subordinated Note”) accrued interest at an annual rate of 15%, of which 10% was to be paid monthly, and the remaining 5% to remain unpaid, compound annually, and was due and payable on the maturity date. Upon default, the aggregate interest rate would increase to 18% per annum. Each Subordinated Note was due and payable on the earlier of: (i) December 31, 2023, (b) the closing of a “Qualified Subsequent Financing”, and (c) the closing of an initial public offering, as amended. In the event a note was pre-paid, we were required to pay a minimum one-year of interest. The term “Qualified Subsequent Financing” means the next sale, or series of related sales, of any security in which we received $2,000,000 or more from any parties that do not currently own, directly or indirectly, any of our common stock. The Company received net proceeds of $150,000 in connection with the offering. The Subordinated Notes were a general secured obligation of the Company, subordinated to the Senior Secured Notes mentioned below. During the year ended December 31, 2023, the Subordinated Notes were repaid in full, along with $25,500 of guaranteed interest.

In addition to the Subordinated Notes, each investor received a warrant to purchase shares of our common stock at $6.00 per share, with an issuance date of July 1, 2023, and expiring ten years from the issuance date. The aggregate number of shares available for purchase under the warrants are 30,000 shares, which were amortized as a debt discount over the life of the notes. The Company is required to register the resale of the shares issuable upon exercise of the warrants with the SEC. Prior to the exercise of a warrant, the Company is required to provide the investor monthly unaudited financial statements of income, cash flows, and stockholders’ equity. The Company recorded total debt discounts of $46,090 on warrants granted to the four investors for warrants issued in consideration of the debt financing received on June 12, 2023. The debt discounts were amortized as a debt discount over the original life of the notes, resulting in $46,090 of finance costs for the year ended December 31, 2023.

On March 15, 2023, the Company completed the sale of a Note to The John & Kristen Hinman Trust Dated February 23, 2016 (the “Hinman Note”), pursuant to the Loan Agreement between the Company and the Hinman Trust. The Hinman Note bears interest at 18% per annum, based on a 360-day year, and carries a monthly default rate of 1.5% of all outstanding principal, interest, fees and penalties. The Hinman Note matured on January 10, 2024, as amended, and was secured by the Company’s accounts receivable from Walmart before being repaid in the first quarter of 2024.

On May 7, 2021, the Company accepted subscriptions for $1,000,000 and issued senior secured promissory notes and stock purchase warrants to six accredited investors (the “May 2021 Bridge Financing”). Each promissory note (titled a “Subordinated Note”) accrued interest at an annual rate of 15%, of which 10% was to be paid monthly, and the remaining 5% to remain unpaid, compound annually, and was due and payable on the maturity date. Upon default, the aggregate interest rate would increase to 18% per annum. Each Subordinated Note was due and payable on the earlier of: (i) November 30, 2022, (b) the closing of a “Qualified Subsequent Financing”, and (c) the closing of an initial public offering, as amended. In the event a note was pre-paid, we are required to pay a minimum one-year of interest. The term “Qualified Subsequent Financing” means the next sale, or series of related sales, of any security in which we received $2,000,000 or more from any parties that do not currently own, directly or indirectly, any of our common stock. The maturity dates were extended to June 30, 2023. The Company received gross proceeds of $1,000,000 in connection with the offering, and net proceeds of $890,000, after payment of $110,000 in diligence fees to Eagle Vision Ventures, Inc. (“Eagle Vision”), which was amortized as a debt discount over the original life of the notes. The Subordinated Notes were a general secured obligation of the Company, subordinated to the Senior Secured Notes mentioned below. During the year ended December 31, 2023, the Subordinated Notes were repaid in full, along with $162,413 of interest.

In addition to the Subordinated Notes issued in the May 2021 Bridge Financing, each investor received a warrant to purchase shares of our common stock at $7.10 per share, expiring ten years from the issuance date, as subsequently amended on March 7, 2022. The total number of shares available for purchase under the warrants are 154,243 shares, including 15,382 warrants issued as offering costs in connection with the Subordinated Notes, which were also amortized as a debt discount over the life of the notes. The Company is required to register the resale of the shares issuable upon exercise of the warrants with the SEC. Prior to the exercise of a warrant, the Company is required to provide the investor monthly unaudited financial statements of income, cash flows, and stockholders’ equity. The Company recorded total discounts of $176,228 on the Subordinated Notes, consisting of $110,000 of loan origination costs paid to Eagle Vision Ventures, Inc, and an aggregate $66,228 of debt discounts on warrants granted to the eight investors for warrants issued in consideration of the debt financing received on May 7, 2021, including warrants issued as offering costs to two additional parties. The debt discounts were amortized as a debt discount over the original life of the notes and were fully amortized as of December 31, 2022, resulting in $70,580 of finance costs, including $26,525 of amortized discounts attributable to the warrants for the year ended December 31, 2022. During the year ended December 31, 2023, the Subordinated Notes in the May 2021 Bridge Financing were repaid in full, along with $162,413 of interest. The principal balance of the notes payable was $1,000,000 at December 31, 2022. The Company recognized $168,151 and $149,592 of stated interest expense on the May 2021 Bridge Financing for the years ended December 31, 2023 and 2022, respectively.

BRANCHOUT FOOD INC.

NOTES TO FINANCIAL STATEMENTS

On December 8, 2020, the Company accepted subscriptions for $1,250,000 and issued senior secured promissory notes and stock purchase warrants to three accredited investors. Each promissory note (titled a “Senior Secured Note”) accrued interest at an annual rate of 15%, of which 10% was to be paid monthly, and the remaining 5% to remain unpaid, compound annually, was due and payable on the maturity date. Upon default, the aggregate interest rate would increase to 18% per annum. Each Senior Secured Note was due and payable on the earlier of: (i) November 30, 2022, (b) the closing of a “Qualified Subsequent Financing”, and (c) the closing of an initial public offering, as amended. In the event a note was pre-paid, we were required to pay a minimum one-year of interest. The term “Qualified Subsequent Financing” means the next sale, or series of related sales, of any security in which the Company received $2,000,000 or more from any parties that do not currently own, directly or indirectly, any of the Company’s common stock. The maturity dates were extended to June 30, 2023. The Company received net proceeds of $1,115,000, after payment of $135,000 in diligence fees to Eagle Vision, in connection with the offering. During the year ended December 31, 2023, the Senior Secured Notes were repaid in full, along with $235,442 of interest.

The Senior Secured Notes were a general secured obligation of the Company, senior in all respects to the liens, terms, covenants, and conditions of all existing debt of the Company, except for our loans from Small Business Administration.

In addition to the Senior Secured Notes, each investor received a warrant to purchase shares of our common stock at $2.60 per share, expiring ten years from the issuance date, as subsequently amended on March 7, 2022. The total number of shares available for purchase under the warrants are 179,396 shares, including 47,811 warrants issued as offering costs in connection with the Subordinated Notes, which were also amortized as a debt discount over the original life of the notes. The Company was required to register the shares issuable upon exercise of the warrants with the SEC. Prior to the exercise of a warrant, the Company is required to provide the investor monthly unaudited financial statements of income, cash flows, and stockholders’ equity for each such monthly period. The principal balance of the Senior Secured Notes was paid in full during the year ended December 31, 2023, and $1,250,000 was outstanding at December 31, 2022. The Company recorded total discounts of $180,196 on the Senior Secured Notes, consisting of $135,000 of loan origination costs paid to Eagle Vision Ventures, Inc, and an aggregate $45,196 of debt discounts on warrants granted to the five investors for warrants issued in consideration of the debt financing received on December 8, 2020, including warrants issued as offering costs to two additional parties. The debt discounts were amortized as a debt discount over the original life of the notes, resulting in $52,377 of finance costs, including $13,136 of amortized discounts attributable to the warrants for the year ended December 31, 2022. As of December 31, 2022, the debt discounts had been fully amortized.

On May 17, 2020, the Company entered into a loan agreement with the United States Small Business Administration (the “SBA”), as lender, pursuant to the SBA’s Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business (the “EIDL Loan Agreement”) encompassing a $34,500 Promissory Note issued to the SBA (the “EIDL Note”) (together with the EIDL Loan Agreement, the “EIDL Loan”), bearing interest at 3.75% per annum. In connection with entering into the EIDL Loan, the Company also executed a security agreement, dated May 17, 2020, between the SBA and the Company pursuant to which the EIDL Loan is secured by a security interest on all of the Company’s assets. Under the EIDL Note, the Company is required to pay principal and interest payments of $169 every month beginning May 17, 2021; however, the SBA extended the repayment date to November 17, 2022. All remaining principal and accrued interest is due and payable on May 17, 2050. The EIDL Note may be repaid at any time without penalty. The principal balance of the EIDL Loan was $34,500 as of December 31, 2023 and 2022.

BRANCHOUT FOOD INC.

NOTES TO FINANCIAL STATEMENTS

Notes payable consists of the following as of December 31, 2023 and 2022:

	December 31,
	2023	2022

Total notes payable	$234,500	$2,284,500
Less: unamortized debt discounts	-	-
Notes payable	$234,500	$2,284,500
Less: current maturities	200,000	2,250,000
Notes payable, less current maturities	$34,500	$34,500

The Company recognized $260,520 and $846,536 of interest expense on notes payable for the years ended December 31, 2023 and 2022, respectively. Interest expense consisted of $214,430 of stated interest expense and $46,090 of amortized debt discounts due to warrants issued on a Subordinated Note during the year ended December 31, 2023. Interest expense consisted of $346,378 of stated interest expense and $500,158 of amortized debt discounts, including $39,661 of amortization of the debt discount on the Subordinated Notes due to warrants and $377,200 of expense related to the amendment of those warrants, during the year ended December 31, 2022.

Note 15 – Revolving Line of Credit; Interest Expense; Maturities

On October 1, 2021, the Company entered into a Growth Line of Credit Agreement (“LOC”) with Ampla LLC, formerly known as Gourmet Growth (“Gourmet Growth”), which allows us to draw funds from time to time, up to an aggregate principal amount of $400,000, for the purpose of purchasing inventory. The LOC accrues interest at 15% per annum and requires a 2% origination fee on each draw. The LOC was secured by all receivables, and all other tangible and intangible personal property, including, but not limited to cash, inventory, equipment, investments, contract rights and other general intangibles and chattel paper. The LOC requires that we collect payments on our accounts receivable in an account in which Gourmet Growth is able to collect a percentage of the collections to repay the LOC. The line of credit is revolving and automatically renewed upon use for a 12-month period. Repayment is made from current receivables, and the outstanding balance of $42,750 was paid in full on July 13, 2023. The Company’s balance of the LOC was $91,541 as of December 31, 2022.

The Company recorded interest expense pursuant to the stated interest rates on the LOC in the amount of $8,251 and $19,886 for the years ended December 31, 2023 and 2022, respectively.

The Company recognized interest expense as follows for the years ended December 31, 2023, and 2022, respectively:

	December 31,
	2023	2022
Interest on convertible notes payable, related parties	$3,696	$6,999
Interest on convertible notes payable	138,316	211,803
Interest on notes payable	214,430	346,378
Amortization of debt discounts, convertible notes payable	-	101,500
Amortization of debt discounts, warrants, convertible notes payable	-	14,050
Amortization of debt discounts, notes payable	20,000	83,297
Amended warrants	-	377,200
Amortization of debt discounts, warrants, notes payable	46,090	39,661
Amortization of debt discounts on convertible notes payable, related parties, derivatives	-	19,004
Amortization of debt discounts on convertible notes payable, derivatives	-	1,028,509
Interest on revolving line of credit	8,251	19,886
Finance charge on letter of credit	2,082	-
Interest on credit cards	2,406	2,606
Total interest expense	$435,271	$2,250,893

BRANCHOUT FOOD INC.

NOTES TO FINANCIAL STATEMENTS

The aggregate amounts of maturities of notes payable during each of the five years following the balance sheet date and thereafter, including amounts due within one year and classified as current, are as follows:

Fiscal Year Ending	Note Payable Maturities
December 31,	EIDL	Hinman	Total
2024	$-	$200,000	$200,000
2025	-	-	-
2026	-	-	-
2027	83	-	83
2028 and thereafter	34,417	-	34,417
	$34,500	$200,000	$234,500
Less effects of discounting	-	-	-
Total notes payable	$34,500	$200,000	$234,500

Note 16 – Leases

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

The components of lease expense were as follows:

	For the Years Ended
	December 31,
	2023	2022
Finance lease cost:
Amortization of right-of-use asset	$21,092	$-
Interest on lease liability	10,947	-
Total finance lease cost	$32,039	$-

Supplemental balance sheet information related to leases was as follows:

	December 31,	December 31,
	2023	2022
Finance lease:
Finance lease assets	$147,228	$-

Current portion of finance lease liability	$30,901	-
Noncurrent finance lease liability	101,029	-
Total finance lease liability	$131,930	$-

Weighted average remaining lease term:
Finance lease	3.35 years

Weighted average discount rate:
Finance lease	11.00%

BRANCHOUT FOOD INC.

NOTES TO FINANCIAL STATEMENTS

Supplemental cash flow and other information related to finance leases was as follows:

	For the Years Ended
	December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Finance cash flows used for finance leases	$36,390	$-

Leased assets obtained in exchange for lease liabilities:
Total finance lease liabilities	$168,320	$-

The future minimum lease payments due under finance leases as of December 31, 2023 is as follows:

Year Ending	Minimum Lease
December 31,	Commitments
2024	$43,886
2025	43,886
2026	43,886
2027 and thereafter	29,258
$160,916
Less effects of discounting	28,986
Lease liability recognized	$131,930

Note 17 – Commitments and Contingencies

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

Other Contractual Commitments

On January 19, 2022, the Company entered into a contract manufacturing agreement with NXTDried Superfoods SAC to produce products for distribution by the Company. The Company agreed to pre-pay for inventory via an advance to enable the manufacturer to invest in necessary processing facilities that will be reimbursed to the Company on an agreed per kg basis over the period of 2022 to 2026. See Note 7 above regarding amounts owed to us by NXTDried Superfoods SAC.

BRANCHOUT FOOD INC.

NOTES TO FINANCIAL STATEMENTS

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

Exclusivity
Year	Retention Royalty
2024	$100,000
2025	250,000
2026	250,000
2027	250,000
Total*	$850,000

*	The unrecognized commitment thereafter is $250,000 in perpetuity, as long as the Company elects to maintain exclusivity.

In addition to the initial EnWave Equipment we purchased, the Company agreed to purchase additional equipment from EnWave over time. The additional equipment purchase schedule, as amended, requires the Company to purchase a “Second EnWave Machine” and pay up-to four non-refundable deposits for the Second EnWave Machine in the amount of fifty thousand dollars ($50,000) each on September 30, 2023, December 31, 2023, March 31, 2024 and June 30, 2024 (the “Interim Deposits”). The Company paid the first two non-refundable deposits of $50,000 on September 27, 2023 and December 31, 2023. The Company is also required to execute an Equipment Purchase Agreement for a 120kW, or greater rated power, EnWave Equipment (the “Third EnWave Machine”) on or before December 31, 2025, and satisfy the payment obligations required with respect to the Third EnWave Machine by the License Agreement. The Company is also required to enter into an Equipment Purchase Agreement for a 120kW, or greater, rated power EnWave Equipment (the “Fourth EnWave Machine”) on, or before, December 31, 2026, and to satisfy the payment obligations required with respect to the Fourth EnWave Machine by the License Agreement. The License Agreement is effective as long as EnWave possesses its EnWave technology. There have been no royalty payments to date, and any future minimum royalty payments or equipment purchases under this license agreement are an unrecognized commitment, as they relate to retaining exclusivity of the avocado products going forward and the Company can elect not to pay.

Note 18 – Stockholders’ Equity (Deficit)

Preferred Stock

The Company has authorized 20,000,000 shares of $0.001 par value preferred stock. As of December 31, 2022, none of the preferred stock has been designated or issued.

Common Stock

The Company has authorized 8,000,000 shares of $0.001 par value common stock. As of December 31, 2023, a total of 4,044,252 shares of common stock have been issued. Each holder of common stock is entitled to one vote for each share of common stock held.

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

BRANCHOUT FOOD INC.

NOTES TO FINANCIAL STATEMENTS

Prior to the IPO, all deferred offering costs were capitalized in other noncurrent assets on the balance sheets. Deferred offering costs of $1,283,954, primarily consisting of accounting, legal, and other fees related to the Company’s IPO, were offset against the IPO proceeds upon the closing of the Company’s IPO in June 2023. As of December 31, 2023, all deferred offering costs were paid. Unpaid deferred offering costs totaled $543,664 as of December 31, 2022.

Common Stock Sales, Related Party for the Year Ended December 31, 2022

On January 10, 2022, the Company sold 3,031 shares of common stock to the Company’s Controller at $1.65 per share for proceeds of $5,000.

Common Stock Sales for the Year Ended December 31, 2022

On January 7, 2022, the Company sold 1,213 shares of common stock to an accredited investor at $4.125 per share for proceeds of $5,000.

Common Stock Issued for Services for the Year Ended December 31, 2023

On November 1, 2023, the Company issued 24,478 shares under the 2022 Equity Plan to its securities counsel for services performed. The aggregate fair value of the shares was $40,389, based on the closing traded price of the common stock on the date of grant.

On October 26, 2023, the Company issued 12,500 shares under the 2022 Equity Plan to a consultant, who later became a Company director, for services performed. The aggregate fair value of the shares was $19,000, based on the closing traded price of the common stock on the date of grant.

On August 17, 2023, the Company issued 44,334 shares under the 2022 Equity Plan, to its securities counsel for services performed. The aggregate fair value of the shares was $99,751, based on the closing traded price of the common stock on the date of grant.

Common Stock Issued for Services for the Year Ended December 31, 2022

On April 30, 2022, the Company awarded 1,000 shares of common stock to a consultant for services provided. The fair value of the common stock was $4,125 based on recent sales of common stock to third parties.

On January 17, 2022, the Company awarded 4,920 shares of common stock to a consultant for services provided. The fair value of the common stock was $20,295 based on recent sales of common stock to third parties.

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

Note 19 – Common Stock Options

Stock Incentive Plan

Our board of directors and shareholders adopted our 2022 Omnibus Equity Incentive Plan on January 1, 2022 (the “2022 Plan”). Our 2022 Plan allows for the grant of a variety of equity vehicles to provide flexibility in implementing equity awards, including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards. The number of shares reserved for issuance under the 2022 Equity Plan was initially an aggregate of 600,000 shares, as adjusted on June 15, 2023 in connection with the Company’s reverse stock split, subject to annual increases under the plan. There were 169,304 options with a weighted average exercise price of $3.47 per share outstanding as of December 31, 2023.

BRANCHOUT FOOD INC.

NOTES TO FINANCIAL STATEMENTS

Common Stock Options Issued for Services

On October 24, 2023, the Company granted options to purchase an aggregate 42,500 shares of the Company’s common stock, having an exercise price of $1.60 per share, exercisable over a 10-year term, to a total of four employees. The options will vest one-year from the date of grant. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 93% and a call option value of $0.7118, was $30,253. The options are being expensed over the vesting period, resulting in $5,672 of stock-based compensation expense during the year ended December 31, 2023. As of December 31, 2023, a total of $24,581 of unamortized expenses are expected to be expensed over the remaining vesting period.

On August 8, 2023, the Company granted options to purchase an aggregate 30,000 shares of the Company’s common stock under the 2022 Plan, having an exercise price of $6.00 per share, exercisable over a 10-year term, to the chairman of the audit committee. The options will vest monthly over a one-year period. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 39% and a call option value of $0.1644, was $4,932. The options are being expensed over the vesting period, resulting in $1,952 of stock-based compensation expense during the year ended December 31, 2023. As of December 31, 2023, a total of $2,980 of unamortized expenses are expected to be expensed over the remaining vesting period.

On August 8, 2023, the Company granted options to purchase an aggregate 30,000 shares of the Company’s common stock under the 2022 Plan, having an exercise price of $2.51 per share, exercisable over a 10-year term, to one of its directors. The options will vest monthly over a one-year period. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 39% and a call option value of $0.7885, was $23,655. The options are being expensed over the vesting period, resulting in $9,364 of stock-based compensation expense during the year ended December 31, 2023. As of December 31, 2023, a total of $14,291 of unamortized expenses are expected to be expensed over the remaining vesting period.

On February 28, 2023, the Company awarded fully vested options to purchase 16,000 shares of common stock under the 2022 Plan at an exercise price equal to $4.125 per share, exercisable over a ten-year period to an employee. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 50% and a call option value of $2.0249, was $32,399. The options were expensed as stock-based compensation expense during the year ended December 31, 2023.

On September 19, 2022, the Company awarded options to purchase 10,004 shares of common stock under the 2022 Plan at an exercise price equal to $4.125 per share, exercisable over a ten-year period to an employee. One fourth of the options vest one year from the grant date, and the remaining shares vest monthly over a thirty-six (36) month period from the 1-year anniversary of the grant date. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 39% and a call option value of $1.715, was $17,155. The options are being expensed over the vesting period, resulting in $4,288 and $1,201 of stock-based compensation expense during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, a total of $11,666 of unamortized expenses are expected to be expensed over the vesting period.

On January 2, 2022, the Company awarded options to purchase 40,800 shares of common stock under the 2022 Plan at an exercise price equal to $4.125 per share, exercisable over a ten-year period to an employee. The options vest monthly over a twenty-four (24) month period, with the initial vesting commencing on January 2, 2022. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 29% and a call option value of $1.1578, was $47,239. The options were expensed over the vesting period, resulting in $23,619 and $23,620 of stock-based compensation expense during the years ended December 31, 2023 and 2022, respectively.

On January 1, 2022, the Company awarded options to purchase 57,600 shares of common stock under the 2022 Plan at an exercise price equal to $4.125 per share, exercisable over a ten-year period to the Company’s then Chief Financial Officer. The options vest monthly over an eighteen (18) month period, with the initial vesting commencing on January 1, 2022. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 29% and a call option value of $1.1531, was $66,419. The options were expensed over the vesting period, resulting in $23,619 and $44,280 of stock-based compensation expense during the years ended December 31, 2023 and 2022, respectively. The options terminated 90 days from the employee’s terminated services, on November 14, 2023.

BRANCHOUT FOOD INC.

NOTES TO FINANCIAL STATEMENTS

The following is a summary of information about the Stock Options outstanding at December 31, 2023.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$1.60 – 6.00	169,304	7.4 years	$3.47	79,926	$4.59

The following is a summary of activity of outstanding stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2021	-	$-
Options granted	108,404	4.125
Balance, December 31, 2022	108,404	4.125
Options granted	118,500	3.194
Options canceled	(57,600)	(4.125)
Balance, December 31, 2023	169,304	$3.639

Exercisable, December 31, 2023	79,926	$4.594

Note 20 – Common Stock Warrants

Warrants to purchase a total of 477,251 shares of common stock at a weighted average exercise price of $6.83 per share, with a weighted average remaining life of 6.65 years, were outstanding as of December 31, 2023.

Warrants Issued Pursuant to Debt Offering

On July 1, 2023, the Company issued warrants to purchase an aggregate total of 30,000 shares of common stock at an exercise price of $6.00 per share to note holders in connection with the sale of senior secured promissory notes in the aggregate principal amount of $170,000 to four accredited investors. The proceeds received were allocated between the debt and warrants on a relative fair value basis. The aggregate estimated value of the warrants using the Black-Scholes Pricing Model, based on a weighted average volatility rate of 54% and a weighted average call option value of $3.8171, was $114,513, of which $46,090 was recognized as finance expense during the year ended December 31, 2023. As of December 31, 2023, there were no unamortized expenses expected to be expensed over the remaining life of the outstanding debt, as the debt was repaid in full on June 16, 2023.

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

Amendment to Common Stock Warrants for the Year Ended December 31, 2022

On March 7, 2022, the Company amended outstanding warrants previously issued pursuant to the sale of convertible debt securities. The warrant terms immediately prior to the amendments consisted of the option to purchase an aggregate 16.5% of the Company’s then-outstanding capital stock, calculated on a fully diluted basis as of the time of exercise, at an aggregate exercise price of $2,250,000, which were subsequently amended to purchase an aggregate 343,413 shares of common stock at a weighted average exercise price of $6.77 per share, exercisable over the remaining useful lives on a weighted average basis of 7.12 years. The additional fair value of the warrants, in the amount of $377,200, was expensed as stock-based compensation within professional fees on the statements of operations.

BRANCHOUT FOOD INC.

NOTES TO FINANCIAL STATEMENTS

Warrants to Purchase Common Stock Issued as Promissory Note Commitments for the Year Ended December 31, 2022

The Company paid a commitment fee in connection with the issuance of the Fluffco Convertible Note on June 6, 2022, consisting of warrants to purchase 3,394 shares of common stock at an exercise price of $7.50 per share over a five-year term. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 35% and a call option value of $0.6697, was $2,273. The warrants were expensed over the vesting period, resulting in $2,273 of stock-based compensation expense during the year ended December 31, 2022.

The Company paid a commitment fee in connection with the issuance of the Foss Convertible Note on May 26, 2022, consisting of warrants to purchase 18,334 shares of common stock at an exercise price of $7.50 per share over a five-year term. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 34% and a call option value of $0.6424, was $11,777. The warrants were expensed over the vesting period, resulting in $11,777 of stock-based compensation expense during the year ended December 31, 2022.

The following is a summary of information about our warrants to purchase common stock outstanding at December 31, 2023.

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$6.00-$7.50	477,251	6.65 years	$6.83	477,251	$6.83

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31,	December 31,
	2023	2022
Average risk-free interest rates	4.04%	2.68%
Average expected life (in years)	6.34	5.00
Volatility	54.4%	34.5%

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock was approximately $6.88 and $6.81 per warrant for the years ended December 31, 2023 and 2022, respectively.

The following is a summary of activity of outstanding common stock warrants, as retrospectively presented pursuant to the amendment on March 7, 2022:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2021	343,413	$6.77
Warrants granted	21,728	7.50
Balance, December 31, 2022	365,141	6.81
Warrants granted	112,110	6.88
Balance, December 31, 2023	477,251	$6.83

Exercisable, December 31, 2023	477,251	$6.83

BRANCHOUT FOOD INC.

NOTES TO FINANCIAL STATEMENTS

Note 21 – Income Taxes

The Company incurred a net operating loss for the period from November 19, 2021 (the effective date of the conversion from a limited liability company to a corporation) through December 31, 2023 and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2023, the Company had approximately $8,000,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2041.

The provision (benefit) for income taxes for the period from November 19, 2021 (the effective date of the conversion from a limited liability company to a corporation) through December 31, 2023 were assuming a 21% effective tax rate.

The components of the Company’s deferred tax asset are as follows:

	December 31,	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carry forwards	$1,680,000	$932,400

Net deferred tax assets before valuation allowance	$1,680,000	$932,400
Less: Valuation allowance	(1,680,000)	(932,400)
Net deferred tax assets	$-	$-

The Company has incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2023.

In accordance with ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 22 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date hereof, which these financial statements were issued. No events occurred of a material nature that would have required adjustments to or disclosure in these financial statements except as follows:

Debt Financing

On January 10, 2024, the Company completed the sale of $400,000 of Senior Secured Promissory Notes (“Notes”) and Warrants (“Warrants”) to purchase an aggregate of 100,000 shares of the Company’s common stock, to a group of six investors (the “Investors”) led by Eagle Vision Fund LP (“Eagle Vision”), an affiliate of John Dalfonsi, CFO of the Company, pursuant to a Subscription Agreement between the Company and the Investors (the “Subscription Agreement”).

Pursuant to the Subscription Agreement, Eagle Vision was paid a cash fee in the amount of $40,000 upon the closing of the transaction for due diligence fees.

The Notes mature on the earlier of December 31, 2024, or the occurrence of a Qualified Subsequent Financing or Change of Control (as such terms are defined in the Subscription Agreement) and bear interest at a rate of 15% per annum. In addition, the Notes are subject to covenants, events of defaults and other terms and conditions set forth in the Subscription Agreement. The Company’s obligations under the Notes are secured by liens on substantially all of the Company’s assets pursuant to the terms of a Security Agreement between the Company and the Investors (the “Security Agreement”).

Each Warrant is exercisable for a ten-year period at an exercise price of $2.00 per share.

Pursuant to the Subscription Agreement, the proceeds received by the Company from the sale of the Notes and Warrants were used to repay outstanding indebtedness owed by the Company to John Hinman in the principal amount of $200,000, with the balance to be used for working capital purposes.

Common Stock Options Issued for Services

On February 22, 2024, the Company granted options to purchase an aggregate 315,000 shares of the Company’s common stock, having an exercise price of $1.92 per share, exercisable over a 10-year term, to a total of six employees, including options to purchase 140,000 and 75,000 shares issued to the Company’s CEO and CFO, respectively. The options vested immediately. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 41% and a call option value of $0.8581, was $270,296.

On February 22, 2024, the Company also granted options to purchase an aggregate 79,166 shares of the Company’s common stock, having an exercise price of $1.92 per share, exercisable over a 10-year term, to a total of three of the Company’s directors. The options vested immediately. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 41% and a call option value of $1.1407, was $90,306.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by us in the reports we file or furnish to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

As of December 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a –15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. All internal control systems, no matter how well designed, have inherent limitations. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013).” Based on this assessment, management identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2023, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level. We noted the following deficiencies that we believe to be material weaknesses: (1) the Company has no formal control process related to the identification and approval of related party transactions; (2) the Company lacks a formal and complete set of policies and procedures that cover the Company’s internal controls over financial reporting; (3) the Company did not maintain effective internal controls to assure proper segregation of duties; (4) the Company has a lack of resources to evaluate and review appropriate accounting treatment for certain complex areas, such as the treatment of deferred tax assets, unique transactions, and share based compensation.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the fourth fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Set forth below are the present directors and executive officers of the Company. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Age	Position
Eric Healy	40	Chief Executive Officer, Chairman of the Board
John Dalfonsi	58	Chief Financial Officer, Director
David Israel	62	Director
Greg Somerville	56	Director
Byron Riché Jones	40	Director

Biographies

Set forth below are brief accounts of the business experience of each director and executive officer of the Company.

Eric Healy—Chief Executive Officer and Chairman of the Board. Eric has been our Chief Executive Officer since inception in November 2017. Mr. Healy brings over 13 years of experience as a mechanical engineer, product development engineer, and a food entrepreneur. Prior to founding BranchOut, Mr. Healy was the owner/partner of the No-Bake Cookie Company, running all aspects of the company. Mr. Healy served as a Senior Mechanical Engineer at Stratos Product Development, Synapse Product Development (both consumer product development engineering firms) as well as a Mechanical Engineer at the Boeing Company. Eric earned a Bachelor of Science in Mechanical Engineering from Oregon State University.

John Dalfonsi—Chief Financial Officer. John was appointed to serve as the Company’s Chief Financial Officer on January 10, 2024, and has served as a director of ours since June 21, 2023. Since 1995, Mr. Dalfonsi has closed public and private equity and debt financings, merger and acquisitions, advisory and fairness opinion transactions and Nasdaq and NYSE/AMEX IPOs. He has worked with companies in the healthcare, industrial, consumer, technology, cleantech and resource sectors, bringing a wealth of experience to the Company. During this period, Mr. Dalfonsi has spent the bulk of his career at ROTH Capital Partners, LLC and Paulson Investment Company, LLC. Mr. Dalfonsi has been the Managing Member at Eagle Vision Fund G/P., LLC since April 2022, was previously a Senior Managing Director at Paulson Investment Company, LLC from January 2021 through April 2022, and a Managing Director at Roth Capital Partners from February 2002 to December 2020. Mr. Dalfonsi earned his Bachelor of Science degree in Industrial Engineering from Northwestern University and his Master of Business Administration from the University of Chicago Booth School of Business.

David Israel—Independent Director. David Israel was appointed to our board of directors, audit committee, compensation committee, and nominating and corporate government committee on June 21, 2023. Mr. Israel, one of our co-founders boasts a successful history of food entrepreneurship. As the Chief Executive Officer of Good Planet Foods since February of 2018, David brings extensive experience in natural food product development and management. Additionally, as the Chief Executive Officer of BFY Food Group since February of 2017, David brings an immediate network of distributors and buyers that will continue to scale BranchOut as growth accelerates. David developed and created Pop Gourmet as its founder in 2011, until September of 2018.

Greg Somerville—Independent Director. Greg Somerville was appointed to our board of directors, audit committee, compensation committee, and nominating and corporate government committee on June 21, 2023. Mr. Somerville is an accomplished 30-year Sales and Marketing veteran of the U.S. Food Industry. Greg is currently North America Controller & Chief Executive Officer at Savencia Fromage and Dairy, which is the world’s leading specialty cheese company and has held the position since August of 2021. In North America, Savencia has top share positions in cream cheese, domestically-produced and imported specialty cheeses, hummus, and plant-based dips and snacks. Prior to joining Savencia, Mr. Somerville spent 20 years at Land O’Lakes, Inc., starting in July of 2001 and leaving in July of 2021, where he held a variety of leadership positions in sales, customer marketing, category & consumer insights and sustainability. Mr. Somerville is a trusted industry expert as he previously held board positions at the National Frozen & Refrigerated Foods Association and the International Dairy Deli Bakery Association. Mr. Somerville’s proven track record managing branded food products across the retail, food service and B2B ingredients segments will be invaluable toward supporting BranchOut’s future growth. Greg has a BS in Business from the University of Wisconsin and an MBA from Quinlan School of Business.

Byron Riché Jones—Independent Director. Byron Riché Jones was appointed to our board of directors and the chairman of the Company’s audit committee on January 10, 2024. Mr. Jones is a distinguished executive with over 15 years in Project Management and Business Solutions experience, and has served as director of several publicly traded and privately held companies, specifically in the Commercial Real Estate, Consumer Goods, Hospitality, Technology, and Cannabis Sectors. Since 2012, Mr. Jones has been the Director of Project Management at Jones Lang LaSalle, one of the largest global real estate companies in the world, where for the past 10 years he has overseen over $50M (US) in capital and improvements for one of the leading Global Technology Institutions. Since 2021, Mr. Jones has also been the principal of ELEVEN03 Hospitality LLC, a growth portfolio company with holdings in notable Bay Area nightlife venues, including “NOVA nightclub’ and “Wild Rose Eatery and Lounge”. Mr. Jones earned an Honors BS degree in Business Management from the WP Carey School of Business with an emphasis in Small Business Entrepreneurship from Arizona State University in 2005.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board Committees and Audit Committee Financial Expert

Our board of directors has established an Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Our board of directors may establish other committees to facilitate the management of our business. The composition and functions of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors. Each committee has adopted a written charter that satisfies the applicable rules and regulations of the SEC and Nasdaq, which is available on our website at www.branchoutfood.com.

Audit Committee

Our Audit Committee is responsible for, among other things:

●	overseeing the integrity of our financial statements and the other financial information we provide to our stockholders and other interested parties;

●	monitoring the periodic reviews of the adequacy of the auditing, accounting, and financial reporting processes and systems of internal control that are conducted by our independent registered public accounting firm and management;

●	being responsible for the selection, retention, compensation, and termination of our independent registered public accounting firm;

●	overseeing the independence and performance of our independent registered public accounting firm;

●	overseeing compliance with applicable legal and regulatory requirements as they relate to our financial statements and disclosure of financial information to our stockholders and other interested parties;

●	facilitating communication among our independent registered public accounting firm, management, and the board of directors;

●	preparing the Audit Committee report required by SEC rules and regulations to be included in our annual proxy statement; and

●	performing such other duties and responsibilities as are enumerated in and consistent with the Audit Committee charter.

Our Audit Committee operates under a written charter, which satisfies the requirements of applicable SEC rules and Nasdaq listing standards, which is available on our principal corporate website located at www.branchoutfood.com.

The board of directors has affirmatively determined that each member who serves on the Audit Committee meets the additional independence criteria applicable to Audit Committee members under SEC rules and Nasdaq listing rules. The board of directors has affirmatively determined that each member of the Audit Committee is financially literate. However, as a result of Mr. Dalfonsi’s resignation from the Audit Committee in January 2024, no member of the Audit Committee currently meets the qualifications of an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act. The Audit Committee consists of Mr. Jones, Mr. Israel and Mr. Somerville. Mr. Jones serves as chair of the Audit Committee.

Compensation Committee

The Compensation Committee is responsible for, among other things:

●	assisting the board of directors in developing and reviewing compensation programs applicable to our executive officers and directors;

●	overseeing our Company’s overall compensation philosophy, strategy, and objectives;

●	approving the total compensation opportunity, as well as each component of compensation, paid to our executive officers and directors;

●	administering our equity-based and cash-based compensation plans applicable to our directors, officers, and employees;

●	preparing the report of the compensation committee required by SEC rules to be included in our annual proxy statement; and

●	performing such other duties and responsibilities as an enumerated and consistent with the Compensation Committee charter.

Our Compensation Committee operates under a written charter, which satisfies the requirements of applicable Nasdaq listing standards, which is available on our principal corporate website located at www.branchoutfood.com.

The Board has affirmatively determined that each member of the Compensation Committee meets the independence criteria applicable to Compensation Committee members under SEC rules and Nasdaq listing rules. The Company believes that the composition of the Compensation Committee meets the requirements for independence under, and the functioning of such Compensation Committee complies with, any applicable requirements of the rules and regulations of Nasdaq listing rules and the SEC. The Compensation Committee consists of Mr. Israel, Mr. Somerville and Mr. Jones. Mr. Israel serves as chair of the Compensation Committee.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for, among other things:

●	assisting the board of directors in identifying candidates qualified to serve as directors, consistent with selection criteria approved by the board of directors and the nominating and corporate governance committee;

●	recommending to the board of directors the appointment of director nominees that meet the selection criteria;

●	recommending to the board of directors the appointment of directors to serve on each committee of the board of directors;

●	developing and recommending to the board of directors such corporate governance policies and procedures as the nominating and corporate governance committee determines is appropriate from time to time;

●	overseeing the performance and evaluation of the board of directors, and of each committee of the board of directors; and

●	performing such other duties and responsibilities as are consistent with the Nominating and Corporate Governance Committee charter.

Our Nominating and Corporate Governance Committee operates under a written charter, which satisfies the requirements of applicable Nasdaq listing standards, which is available on our principal corporate website located at www.branchoutfood.com.

The Board has determined that each member of the Nominating and Corporate Governance Committee is independent within the meaning of the independent director guidelines of Nasdaq listing rules. The Nominating and Corporate Governance Committee consists of Mr. Israel, Mr. Somerville and Mr. Jones. Mr. Somerville serves as chair of the Nominating and Corporate Governance Committee.

Code of Business Conduct and Ethics

We have adopted a written Code of Business Conduct and Ethics that applies to our directors, officers, and employees, including our Chief Executive Officer, Chief Financial Officer, and Chief Operational Officer or persons performing similar functions, in accordance with U.S. federal securities laws and the corporate governance rules of Nasdaq. The Code of Business Conduct and Ethics is available on the investor relations portion of our website at www.branchoutfood.com. Any substantive amendments or waivers of the Code of Conduct or any similar code(s) subsequently adopted for senior financial officers may be made only by our Board and will be promptly disclosed as required by applicable U.S. federal securities laws and the corporate governance rules of Nasdaq.

Delinquent Section 16(a) Reports

The were no persons who, at any time during the fiscal year ended December 31, 2023, was a director, executive officer, or beneficial owner of more than 10% of our common stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, except for one late filing of a Form 4 by each of Eric Healy and Greg Somerville, two late filings of a Form 4 by John Dalfonsi, a late filing of a Form 3 and a Form 4 by Christopher Coulter, and the failure to file a Form 3 by The Donald A. Foss Irrevocable Living Trust dated August 14, 2022.

ITEM 11. Executive Compensation

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2023 and 2022 to Eric Healy, our Chief Executive Officer, and Douglas Durst and Chris Coulter, each of whom served as our Chief Financial Officer during a portion of 2023 (together, our “Named Executive Officers”).

Name and	Fiscal			Option
Financial Position	Year	Salary	Bonus	Awards		Total

Eric Healy,	2023	$222,490	$100,000	$-		$322,490
Chief Executive Officer and Chairman	2022	$147,832	$-	$-		$147,832

Douglas Durst,(1)	2023	$111,837	$-	$-		$111,837
Former Chief Financial Officer	2022	$170,140	$-	$66,419	(2)	$236,559

Chris Coulter,(3)	2023	$140,583	$87,500	$37,738	(4)	$265,821
Former Chief Financial Officer

(1) Douglas Durst, our former Chief Financial Officer, joined the Company in November 2021, and served as the Company’s chief Financial Officer until August 14, 2023, and was awarded $15,750 and $40,140 of compensation, payable to Chase Innovations, Inc., an entity of which Mr. Durst is the sole owner, from us during the years ended December 31, 2023 and 2022, respectively. The Company paid $20,025 of the awards in 2022, and still owed Mr. Durst $55,890 as of December 31, 2023.

(2) On January 1, 2022, we granted Mr. Durst the option to purchase 57,600 shares of common stock at an exercise price of $4.125 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 29% and a call option value of $1.1531, was $66,419.

(3) Chris Coulter, our former Chief Financial Officer, served as the Company’s Chief Financial Officer from August 14, 2023 until January 10, 2024.

(4) On October 24, 2023, we granted Mr. Coulter the option to purchase 7,500 shares of common stock at an exercise price of $1.60 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 93% and a call option value of $0.7118, was $5,339. On February 28, 2023, we granted Mr. Coulter the option to purchase 16,000 shares of common stock at an exercise price of $4.125 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 50% and a call option value of $2.0249, was $32,399.

Employment Agreements and Incentive Compensation

We have entered into an employment agreement with our Chief Executive Officer, dated December 6, 2022. Pursuant to such agreement, Mr. Healy has agreed to serve as Chief Executive Officer and Chairman of our board of directors in consideration for an annualized salary of $250,000, commencing upon the completion of the IPO, payable in regular installments in accordance with the usual payment practices of the Company. The employment agreement contemplates an annual bonus, as determined by the board of directors and possible additional bonuses for services and results achieved by Mr. Healy. Furthermore, the employment agreement required the Company to pay a bonus to Mr. Healy of $100,000 upon the completion of the IPO.

Pursuant to Mr. Healy’s employment agreement, in the event he is involuntarily terminated by the Company other than for “Cause” or if he resigns for “Good Reason,” he is entitled to receive, subject to certain conditions, (x) an amount equal to the remaining unpaid amounts under the employment term (three years from the date of the agreement), plus an additional 12 months of his then current base salary, each payable on the date of termination; (y) an amount equal to the target bonus for the year of termination of employment, payable within five days following the date of termination; and (z) continued medical and dental coverage. “Cause” and “Good Reason” are each defined in the employment agreement.

Finally, Mr. Healy agreed to certain non-solicitation, non-disparagement and non-competition provisions for a period of 24 months following termination and to certain confidentiality obligations. Additional terms and conditions are set forth in the employment agreement.

We have entered into a consulting agreement with our Chief Financial Officer dated April 12, 2022, as amended on January 10, 2024. Pursuant to such agreement, Mr. Dalfonsi has agreed to serve as Chief Financial Officer until December 31, 2025 in consideration of monthly payments of $12,500.

Outstanding Equity Awards

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our Named Executive Officers at December 31, 2023.

Outstanding Option Awards at Fiscal Year-End
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date

Chris Coulter, former Chief Financial Officer	16,000	(1)	-		$4.125	February 27, 2033
	-		7,500	(2)	$1.60	October 23, 2033

(1) Options granted on February 28, 2023, vested immediately.

(2) Options granted on October 24, 2023, vests on the one-year anniversary of the date of grant.

Option Exercises and Stock Vested

None of our Named Executive Officers exercised any stock options or acquired stock through vesting of an equity award during the year ended December 31, 2023.

Director Compensation

The following table summarizes the compensation paid or accrued by us to our directors that are not Named Executive Officers for the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash		Stock Award		Option Awards		Non-Equity Incentive Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation	Total

John Dalfonsi	$196,500	(1)	$-		$4,932	(2)	$-	$-	$-	$201,432
Greg Somerville (2)	$-		$-		$23,655	(3)	$-	$-	$-	$23,655
Byron Riché Jones (3)	$-		$19,000	(4)	$-		$-	$-	$-	$19,000

(1) Consists of $196,500 of consulting fee payments to Eagle Vision Ventures, Inc. for which Mr. Dalfonsi is the beneficial owner.

(2) On August 8, 2023, we granted Mr. Dalfonsi an option to purchase 30,000 shares of common stock at an exercise price of $6.00 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 39% and a call option value of $0.1644, was $4,932.

(3) On August 8, 2023, we granted Mr. Somerville an option to purchase 30,000 shares of common stock at an exercise price of $2.51 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 39% and a call option value of $0.7885, was $23,655.

(4) On October 26, 2023, prior to his appointment as a director, we granted Mr. Jones 12,500 shares of common stock under the 2022 Equity Plan. The aggregate fair value of the shares was $19,000, based on the closing traded price of the common stock on the date of grant.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 15, 2024, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group. The address of each of our directors and executive officers named in the table is c/o BranchOut Food Inc., 205 SE Davis Ave., Suite C, Bend, Oregon 97702:

	Common Stock
Name of Beneficial Owner(1)	Number of Shares	% of Class(2)
Officers and Directors:
Eric Healy, Chairman and CEO(3)	888,083	21.2%
John Dalfonsi, CFO(4)	142,303	3.4%
David Israel, Director(5)	295,472	7.3%
Greg Somerville, Director(6)	37,500	*
Byron Riché Jones, Director(7)	138,245	3.4%
Directors and Officers as a Group (5 persons)	1,501,603	33.9%
5% or Greater Shareholders
Eric Healy, CEO(3)	888,083	21.2%
David Israel, Director(5)	295,472	7.3%
The Donald A. Foss Irrevocable Living Trust dated August 14, 2022(8)	431,145	10.4%
Fluffco, LLC(9)	218,529	5.3%

* less than 1%

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock owned by such person.

(2)	Percentage of beneficial ownership is based upon 4,044,252 shares of common stock. For each named person, this percentage includes common stock that the person has the right to acquire either currently or within 60 days of March 15, 2024, including through the exercise of an option; however, such common stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.
(3)	Includes 140,000 shares of common stock that may be acquired under an option to purchase 140,000 shares of common stock at an exercise price of $1.92 per share that vested in full on February 22, 2024, exercisable until February 21, 2034.
(4)	Includes 75,000 shares of common stock that may be acquired under an option to purchase 75,000 shares of common stock at an exercise price of $1.92 per share that vested in full on February 22, 2024, exercisable until February 21, 2034. Also includes 22,500 shares of common stock that may be acquired under an option to purchase 30,000 shares of common stock at an exercise price of $6.00 per share that vests monthly over one year from this issuance date of August 8, 2023, exercisable until August 7, 2028. Also includes an aggregate 44,803 shares of common stock that may be acquired by EagleVision Ventures, Inc., which is an entity 100% owned by the spouse of Mr. Dalfonsi, under the warrants listed below. The spouse of Mr. Dalfonsi has the sole voting and dispositive power over these shares.

	Options to Purchase	Exercise	Vesting	Expiration
Issuance Date:	Common Stock:	Price:	Terms:	Date:
March 7, 2022	15,383 shares	$6.50	Fully Vested	December 7, 2030
March 7, 2022	7,692 shares	$7.10	Fully Vested	May 6, 2031
May 26, 2022	18,334 shares	$7.50	Fully Vested	May 25, 2027
June 6, 2022	3,394 shares	$7.50	Fully Vested	June 5, 2027

(5)	Includes 16,254 shares held in the name of BFY Food Group, LLC, which is an entity in which David Israel is the beneficial owner. Mr. Israel has the sole voting and dispositive power over these shares. Also includes 30,000 shares of common stock that may be acquired under an option to purchase 30,000 shares of common stock at an exercise price of $1.92 per share that vested in full on February 22, 2024, exercisable until February 21, 2034.
(6)	Includes 15,000 shares of common stock that may be acquired under an option to purchase 15,000 shares of common stock at an exercise price of $1.92 per share that vested in full on February 22, 2024, exercisable until February 21, 2034. Also includes 22,500 shares of common stock that may be acquired under an option to purchase 30,000 shares of common stock at an exercise price of $2.51 per share that vests monthly over one year from this issuance date of August 8, 2023, exercisable until August 7, 2028.
(7)	Includes 12,500 shares held by Byron R Jones & Angelina Jones JT TEN. Includes 34,166 shares of common stock that may be acquired under an option to purchase 34,166 shares of common stock at an exercise price of $1.92 per share that vested in full on February 22, 2024, exercisable until February 21, 2034.
(8)	Includes shares underlying warrants to purchase 103,938 shares at an exercise price of $7.10 per share, exercisable until May 6, 2031, held by The Donald A. Foss Irrevocable Living Trust dated August 14, 2022.
(9)	Includes 142,612 shares of common stock held in the name of Fluffco, LLC, which is an entity in which Irving Levin is the beneficial owner. Mr. Levine has the sole voting and dispositive power over these shares. Also, includes shares underlying warrants to purchase 67,975 shares at an exercise price of $6.50 per share, exercisable until December 7, 2030, held in the name of Fluffco, LLC. Also, includes shares underlying warrants to purchase 7,942 shares at an exercise price of $6.00 per share, exercisable until June 30, 2033, held in the name of Fluffco, LLC.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Other than the transactions described below, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

●	in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and
●	in which any director, executive officer, stockholders who beneficially owns more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Convertible Notes Payable

On January 5, 2023, the Company sold an unsecured convertible promissory note for $25,000 to the Chief Executive Officer’s parents, Mr. Tom and Carol Healy, bearing interest at 8% per annum, mature on the earlier of: a) June 30, 2023, b) the closing of a Qualified Subsequent Financing, c) the closing of a change of control, or d) the Company’s S-1 registration statement being declared effective and the signing of a firm commitment underwriting agreement for a capital raise of at least ten million dollars ($10,000,000). The note was convertible at a fixed conversion price of $1.65 per common share, and all interest was deemed to have stopped accruing as of a date selected by the Company that was up to 10 days prior to the effective date of the registration statement filed in connection with the IPO. The note was mandatorily convertible upon the Company’s S-1 registration statement being declared effective and the signing of a firm commitment underwriting agreement for a capital raise of at least ten million dollars ($10,000,000). The public offering proceeds threshold was subsequently amended to $5,000,000, along with all of the other outstanding convertible notes. The note carried a default interest rate of 18% per annum. On June 15, 2023, the note, consisting of $25,000 of principal and $800 of interest, was converted into 6,255 shares of common stock.

On March 3, 2023, the Company sold an unsecured convertible promissory note to Byron Riché Jones in exchange for gross proceeds of $16,500. The convertible note, bearing interest at 8% per annum, matured on the earlier of: a) June 30, 2023, b) the closing of a Qualified Subsequent Financing, c) the closing of a change of control, or d) the Company’s S-1 registration statement being declared effective and the signing of a firm commitment underwriting agreement for a capital raise of at least ten million dollars ($10,000,000). The Note was convertible at a fixed conversion price of $4.125 per common share, and all interest was deemed to have stopped accruing as of a date selected by the Company that was up to 10 days prior to the effective date of the registration statement filed in connection with the IPO. The note was mandatorily convertible upon the Company’s S-1 registration statement being declared effective and the signing of a firm commitment underwriting agreement for a capital raise of at least ten million dollars ($10,000,000). The public offering proceeds threshold had subsequently been amended to $5,000,000. The convertible note carried a default interest rate of 18% per annum. On June 15, 2023, the note, consisting of an aggregate $16,500 of principal and $322 of interest, was converted into 4,078 shares of common stock. Mr. Jones was appointed to our board of directors and the chairman of the Company’s audit committee on January 10, 2024.

On October 29, 2022, the Company sold another unsecured convertible promissory note in exchange for gross proceeds of $165,000 to Byron Riché Jones. The convertible note, bearing interest at 8% per annum, matured on the earlier of: a) June 30, 2023, as extended from the original maturity date of June 30 2023, b) the closing of a Qualified Subsequent Financing, c) the closing of a change of control, or d) the Company’s S-1 registration statement being declared effective and the signing of a firm commitment underwriting agreement for a capital raise of at least ten million dollars ($10,000,000). The note was convertible at a fixed conversion price of $4.125 per common share, and all interest was deemed to have stopped accruing as of a date selected by the Company that was up to 10 days prior to the effective date of the registration statement filed in connection with the IPO. Each note was mandatorily convertible upon the Company’s S-1 registration statement being declared effective and the signing of a firm commitment underwriting agreement for a capital raise of at least ten million dollars ($10,000,000). The public offering proceeds threshold had subsequently been amended to $5,000,000. The notes carried a default interest rate of 18% per annum. On June 15, 2023, the note, consisting of $165,000 of principal and $7,739 of interest, was converted into 41,877 shares of common stock.

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

On February 15, 2022, the Company sold another unsecured convertible promissory note to Fluffco with a face value of $350,000. The Note carried interest at 5% per annum and a default rate of 18%, which was mandatorily convertible upon the date on which a registration statement for the Company’s underwritten public offering of its common stock with total proceeds to the Company of not less than $10,000,000 was effective, at a fixed conversion price of $4.125 per common share. The note matured on November 30, 2022, and all interest was deemed to have stopped accruing as of a date selected by the Company that was up to 10 days prior to the effective date of the registration statement filed in connection with the IPO. The maturity dates were extended to June 30, 2023 and the public offering proceeds threshold had been amended to $5,000,000. On June 15, 2023, the Note, consisting of an aggregate $350,000 of principal and $22,535 of interest, was converted into 90,312 shares of common stock.

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

Transactions with Eagle Vision

On April 12, 2022, EagleVision, a company controlled by John Dalfonsi, and the Company entered into a consulting agreement engagement letter (the “Eagle Vision Consulting Agreement”) pursuant to which EagleVision provided capital formation and initial public offering consulting services to the Company. Pursuant to the Eagle Vision Consulting Agreement, the Company paid EagleVision $6,000 per month starting on April 12, 2022 until the end of the month in which the initial public offering of the Company was completed. In addition, the Company issued (i) warrants to purchase up to 45,833 shares of common stock at an exercise price of $3.00 in May 2022 and (ii) warrants to purchase up to 8,485 shares of common stock at an exercise price of $3.00 per share in June 2022 for Eagle Vision’s services. On January 10, 2024, the consulting agreement was amended to modify the compensation to $150,000 per year, payable in monthly increments, until its expiration on December 31, 2025, in consideration of services provided by Mr. Dalfonsi as the Company’s CFO.

Policies and Procedures for Related Person Transactions

We have adopted a formal policy in regard to related persons that requires all future related person transactions to be approved in advance by our Audit Committee. Any request for such a transaction will be presented to our Audit Committee for review, consideration, and approval. In approving or rejecting any such proposal, our Audit Committee will consider the relevant facts and circumstances available and deemed relevant to the Audit Committee, including, but not limited to, the extent of the related party’s interest in the transaction, and whether the transaction is on terms no less favorable to us than terms we could have generally obtained from an unaffiliated third party under the same or similar circumstances.

Certain historical related person transactions described in this prospectus were reviewed and approved or ratified in accordance with our then existing policies, Code of Business Conduct and Ethics, articles of incorporation and bylaws, and Oregon or Nevada law, as applicable.

Director Independence

Our board of directors currently consists of Eric Healy, our Chief Executive Officer and Chairman, David Israel, Greg Somerville, and Byron Riché Jones. As an executive officer, Mr. Healy does not qualify as “independent” under standards of independence set forth by national securities exchanges. Our Board of Directors has determined that David Israel, Greg Somerville, and Byron Riché Jones are “independent” in accordance with the NASDAQ Capital Market’s requirements.

ITEM 14. Principal AccountING Fees And Services

M&K CPAS, PLLC was the Company’s independent registered public accounting firm for the years ended December 31, 2023 and 2022.

Audit and Non-Audit Fees

The following table sets forth fees billed by our auditors during the last two fiscal years for services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

	Years Ended December 31,
	2023	2022
Audit fees(1)	$114,150	$53,750
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$114,150	$53,750

(1) Audit fees were principally for audit services and work performed in the review of the Company’s quarterly reports on Form 10-Q

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibit	Description of Document

3.1	Articles of Incorporation of BranchOut Food Inc. (incorporated by reference to Exhibit 3.1 of the Form S-1 filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 24, 2023)
3.2	Certificate of Amendment to Articles of Incorporation of BranchOut Food Inc. filed January 4, 2024 (incorporated by reference to Exhibit 3. of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on January 8, 2024)
3.3	Bylaws of BranchOut Food Inc. (incorporated by reference to Exhibit 3.2 of the Form S-1 filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 24, 2023)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Form S-1/A filed with the Securities and Exchange Commission by BranchOut Food Inc. on June 13, 2023)
4.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.3 of the Form S-1/A filed with the Securities and Exchange Commission by BranchOut Food Inc. on May 12, 2023)
4.3	Form of Common Stock Warrant (issued to Selling Stockholders) (incorporated by reference to Exhibit 4.3 of the Form S-1 filed with the Securities and Exchange Commission by BranchOut Food Inc. on June 9, 2023)
4.4	Form of Warrant issued under Subscription Agreement dated as of January 10, 2024 between BranchOut Food Inc. and the investors named therein (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on January 16, 2024)
4.5*	Description of Securities
10.1	Form of Indemnification Agreement+ (incorporated by reference to Exhibit 10.1 of the Form S-1/A filed with the Securities and Exchange Commission by BranchOut Food Inc. on June 9, 2023)
10.2	2022 Equity Incentive Plan of BranchOut Food Inc.+ (incorporated by reference to Exhibit 10.2 of the Form S-1 filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 24, 2023)
10.3	Subscription Agreement dated as of January 10, 2024, between BranchOut Food Inc. and the investors named therein (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on January 16, 2024)
10.4	Form of Senior Secured Note issued under Subscription Agreement dated as of January 10, 2024 between BranchOut Food Inc. and the investors named therein (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on January 16, 2024)
10.5	Security Agreement dated as of January 10, 2024, between BranchOut Food Inc. and the investors named therein (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on January 16, 2024)
10.6	Loan Agreement dated March 15, 2023 between BranchOut Food, Inc. as Borrower, and The John & Kristen Hinman Trust Dated February 23, 2016, as Lender (incorporated by reference to Exhibit 10.13 of the Form S-1/A filed with the Securities and Exchange Commission by BranchOut Food Inc. on June 2, 2023)
10.7	Form of Senior Secured Note issued to bridge loan investors (incorporated by reference to Exhibit 10.5 of the Form S-1 filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 24, 2023)
10.8	Form of Security Agreement issued to bridge loan investors (incorporated by reference to Exhibit 10.6 of the Form S-1 filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 24, 2023)
10.9	Executive Employment Agreement between Eric Healy and BranchOut Food Inc. dated December 6, 2022+ (incorporated by reference to Exhibit 10.7 of the Form S-1 filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 24, 2023)
10.10	Executive Employment Agreement between Douglas Durst and BranchOut Food Inc. dated November 22, 2021+ (incorporated by reference to Exhibit 10.8 of the Form S-1 filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 24, 2023)
10.11	Contract Manufacturing Agreement between BranchOut Food Inc. and NXTDried Superfoods SAC dated January 14, 2022. £ (incorporated by reference to Exhibit 10.9 of the Form S-1 filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 24, 2023)
10.12	Manufacturing and Distributorship Agreement (“MDA”) between BranchOut Food Inc. and Natural Nutrition SpA, a Chilean company (“Nanuva”) dated February 4, 2021. £ (incorporated by reference to Exhibit 10.10 of the Form S-1 filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 24, 2023)
10.13	License Agreement between BranchOut Food, Inc. and EnWave Corporation dated May 7, 2021, together with amendments thereto dated October 26, 2022 and February 21, 2023. £ (incorporated by reference to Exhibit 10.11 of the Form S-1 filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 24, 2023)
10.14	Form of Convertible Note Subscription Agreement and Form of Convertible Note (incorporated by reference to Exhibit 10.12 of the Form S-1 filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 24, 2023)
21.1	Subsidiaries of BranchOut Food Inc. (incorporated by reference to Exhibit 21.1 of the Form S-1 filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 24, 2023)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates a management contract or compensatory plan or arrangement.

£ Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANCHOUT FOOD INC.
(Registrant)

By:	/s/ Eric Healy
Eric Healy
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John Dalfonsi
John Dalfonsi
Chief Financial Officer
(Principal Financial Officer)

Dated:	April 1, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric Healy	Chief Executive Officer and Chairman
Eric Healy	(Principal Executive Officer)	April 1, 2024

/s/ John Dalfonsi	Chief Financial Officer	April 1, 2024
John Dalfonsi	(Principal Financial Officer)

David Israel	Director	April 1, 2024

Greg Somerville	Director	April 1, 2024

/s/ Byron Riché Jones Byron Riché Jones	Director	April 1, 2024

