Form 10-Q
period 2024-03-31
BranchOut Food Inc.
filed 2024-05-14
CIK 1962481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title or class	Shares outstanding as of May 14, 2024
Common Stock, $0.001 par value	4,253,288

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRANCHOUT FOOD INC.

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets

Current assets:
Cash	$251,700	$657,789
Accounts receivable	499,976	635,549
Advances on inventory purchases	319,974	-
Inventory	118,065	336,805
Other current assets	79,537	48,100
Total current assets	1,269,252	1,678,243

Property and equipment, net	908,663	914,999
Right-of-use asset	138,774	147,228
Note receivable	374,728	384,628

Total Assets	$2,691,417	$3,125,098

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$397,142	$382,948
Accounts payable, related parties	12,000	-
Accrued expenses	78,103	165,244
Notes payable, current portion	-	200,000
Notes payable, related parties, net of discounts	350,805	-
Lease liability, current portion	31,758	30,901
Total current liabilities	869,808	779,093

Notes payable, net of current portion	34,500	34,500
Lease liability, net of current portion	92,761	101,029

Total Liabilities	997,069	914,622

Stockholders’ Equity:
Preferred stock, $0.001 par value, 8,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 80,000,000 shares authorized; 4,121,346 and 4,044,252 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	4,121	4,044
Additional paid-in capital	15,515,716	15,016,973
Subscriptions payable, 22,500 and -0- shares at March 31, 2024 and December 31, 2023, respectively	36,019	-
Accumulated deficit	(13,861,508)	(12,810,541)
Total Stockholders’ Equity	1,694,348	2,210,476

Total Liabilities and Stockholders’ Equity	$2,691,417	$3,125,098

See accompanying notes to financial statements.

BRANCHOUT FOOD INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Net revenue	$1,467,016	$97,340
Cost of goods sold	1,183,428	126,982
Gross profit (loss)	283,588	(29,642)

Operating expenses:
General and administrative	319,736	180,900
Salaries and wages	598,286	251,810
Professional fees	390,666	144,141
Total operating expenses	1,308,688	576,851

Operating loss	(1,025,100)	(606,493)

Other income (expense):
Interest income	2,877	2,845
Interest expense	(28,744)	(173,445)
Total other income (expense)	(25,867)	(170,600)

Net loss	$(1,050,967)	$(777,093)

Weighted average common shares outstanding - basic and diluted	4,109,467	3,001,909
Net loss per common share - basic and diluted	$(0.26)	$(0.26)

See accompanying notes to financial statements.

BRANCHOUT FOOD INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Additional			Total
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, December 31, 2023	-	$-	4,044,252	$4,044	$15,016,973	$-	$(12,810,541)	$2,210,476

Common stock issued for services	-	-	77,094	77	113,498	36,019	-	149,594

Stock options issued for services	-	-	-	-	376,384	-	-	376,384

Common stock warrants granted to note holders pursuant to debt financing	-	-	-	-	8,861	-	-	8,861

Net loss	-	-	-	-	-	-	(1,050,967)	(1,050,967)

Balance, March 31, 2024	-	$-	4,121,346	$4,121	$15,515,716	$36,019	$(13,861,508)	$1,694,348

					Additional			Total
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, December 31, 2022	-	$-	3,001,909	$3,002	$3,742,101	$-	$(8,884,831)	$(5,139,728)

Stock options issued for services	-	-	-	-	50,446	-	-	50,446

Net loss	-	-	-	-	-	-	(777,093)	(777,093)

Balance, March 31, 2023	-	$-	3,001,909	$3,002	$3,792,547	$-	$(9,661,924)	$(5,866,375)

See accompanying notes to financial statements.

BRANCHOUT FOOD INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(1,050,967)	$(777,093)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation expense	56,336	55,823
Amortization of debt discounts	14,666	-
Common stock issued for services	149,594	-
Options and warrants issued for services	376,384	50,446
Decrease (increase) in assets:
Accounts receivable	135,573	(11,026)
Advances on inventory purchases	(319,974)	(118,082)
Inventory	218,740	49,447
Other current assets	(31,437)	(189,573)
Right-of-use asset	8,454	-
Increase (decrease) in liabilities:
Accounts payable	14,194	168,148
Accounts payable, related parties	12,000	15,750
Accrued expenses	(87,141)	99,567
Net cash used in operating activities	(503,578)	(656,593)

Cash flows from investing activities
Purchase of property and equipment	(50,000)	-
Payments received on notes receivable	9,900	-
Net cash used in investing activities	(40,100)	-

Cash flows from financing activities
Payment of deferred offering costs	-	(98,298)
Proceeds received on convertible notes payable, related parties	-	25,000
Proceeds received on convertible notes payable, unrelated parties	-	442,500
Proceeds received on notes payable	-	200,000
Repayment of notes payable	(200,000)	-
Proceeds received on notes payable, related parties	345,000	-
Repayments on revolving line of credit	-	(25,097)
Principal payments on finance lease	(7,411)	-
Net cash provided by financing activities	137,589	544,105

Net increase in cash	(406,089)	(112,488)
Cash and restricted cash - beginning of period	657,789	548,447
Cash - ending of period	$251,700	$435,959

Supplemental disclosures:
Interest paid	$14,617	$39,593
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Relative fair value of warrants issued as a debt discount	$8,861	$-

See accompanying notes to financial statements.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

BranchOut Food Inc. (“BranchOut,” the “Company,” “we,” “our” or “us”) was incorporated as Avochips Inc. in Oregon on February 21, 2017, and converted into AvoLov, LLC, an Oregon limited liability company, on November 2, 2017. On November 19, 2021, the Company converted from an Oregon limited liability company into BranchOut Food Inc., a Nevada corporation. The Company is engaged in the development, marketing, sale, and distribution of plant-based, dehydrated fruit and vegetable snacks and powders. The Company’s products are currently manufactured for it by contract manufacturers based in South America and North America that produce dehydrated fruit and vegetable products for us using a new proprietary dehydration technology that the Company licenses from a third party. The Company’s customers are primarily located throughout the United States.

Basis of Accounting

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2024, the results of operations for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2023 was derived from our audited financial statements. The accompanying condensed financial statements and notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2023, which were included in our Annual Report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

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

Going Concern

As shown in the accompanying condensed financial statements, as of March 31, 2024, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $13,861,508, with working capital of only $399,444, which may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute to achieving profitability. The accompanying condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These condensed financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities, that might be necessary should the Company be unable to continue as a going concern.

Nasdaq Delisting Notice

On April 11, 2024, we received a letter from The Nasdaq Stock Market stating that we were not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Rule”) because our stockholders’ equity of $2,210,476 as of December 31, 2023 was below the minimum requirement of $2,500,000. Pursuant to Nasdaq’s Listing Rules, we have until May 28, 2024 to submit a plan (the “Compliance Plan”) to regain compliance with the Rule, which, if accepted by Nasdaq, will provide us with an extension of up to 180 calendar days from April 11, 2024 to regain compliance with the Rule. We believe that we will regain compliance with the Rule by effecting sales of our equity securities. However, no assurance can be given that that the Compliance Plan will be accepted or that we will be able to consummate an equity financing within the time required by Nasdaq.

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

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. There were no cash equivalents on hand on March 31, 2024 or December 31, 2023.

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, under current regulations. The Company had $1,700 and $407,789 in excess of FDIC insured limits on March 31, 2024 and December 31, 2023, respectively, and has not experienced any losses in such accounts.

Accounts Receivable

Accounts receivable is carried at their estimated collectible amounts. Trade accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had no allowance for doubtful accounts on March 31, 2024 or December 31, 2023.

Inventory

The Company’s products consist of pre-packaged and bulk-dried fruit and vegetable-based snacks, powders and ingredients purchased from contract-manufacturers in Chile and/or Peru. The Company’s contract manufacturer in Peru uses equipment purchased by the Company in its manufacturing process. Raw materials consist of packaging materials. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. No reserve for obsolete inventories has been recognized. Inventory, consisting of raw materials and finished goods are stated at the lower of cost or net realizable value using the average cost valuation method, and consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Raw materials	$15,717	$13,734
Finished goods	102,348	323,071
Total inventory	$118,065	$336,805

The Company had prepaid inventory advances on product in the amount of $319,974 as of March 31, 2024. Advances of 70% of estimated finished product costs are made to enable manufacturers to purchase raw materials necessary to produce finished products. The remaining 30% of finished product costs are paid upon receipt of finished goods.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

License Agreement

In 2021, the Company entered into a license agreement under which it acquired a license to utilize certain technology and production equipment developed and manufactured by another company relating to avocado products. The license is not discernible from the equipment; therefore, the license costs have been capitalized and depreciated over the useful life of the equipment. The license agreement also entitles the licensor to a royalty on all revenue from the sale of products produced using the equipment. These royalties are recognized as royalty expenses as the products are sold. There have been no royalty payments to date, and any future minimum royalty payments or equipment purchases under this license agreement are an unrecognized commitment as they relate to retaining exclusivity of the avocado products going forward. See Note 12, below.

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

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023

Revenue	$1,470,836	$110,579
Less: slotting, discounts, and allowances	3,820	13,239
Net revenue	$1,467,016	$97,340

Cost of Goods Sold

Cost of goods sold represents costs directly related to the purchase, production and manufacturing of the Company’s products. Costs include purchase costs, product development, freight-in, packaging, and print production costs.

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $57,059 and $36,669 for the three months ended March 31, 2024 and 2023, respectively.

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

The Company issued stock-based compensation in the amount of $525,978 and $50,446 for the three months ended March 31, 2024 and 2023, respectively.

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

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Related Party Transactions

Accounts Payable

As of March 31, 2024, the Company owed Eagle Vision Ventures, Inc., a Company owned by our Chief Financial Officer, John Dalfonsi, $12,500 for services rendered.

Debt Financing

On January 9, 2024, the Company completed the sale of $400,000 of Senior Secured Promissory Notes (“Notes”) and Warrants (“Warrants”) to purchase an aggregate of 100,000 shares of the Company’s common stock, to a group of six investors (the “Investors”) led by Eagle Vision Fund LP (“Eagle Vision”), an affiliate of John Dalfonsi, CFO of the Company, pursuant to a Subscription Agreement between the Company and the Investors (the “Subscription Agreement”).

Pursuant to the Subscription Agreement, Eagle Vision was paid a cash fee in the amount of $40,000 upon the closing of the transaction for due diligence fees in consideration of services rendered and to be rendered by Eagle Vision to the Company and the Investors, including conducting due diligence with respect to the Company, monitoring the performance by the Company of its obligations under the Senior Secured Notes, servicing the interest and principal payments for purchasers, engaging in ongoing discussions with the Company’s management regarding the Company’s operations and financial condition, acting as collateral agent, and evaluating financial and non-financial information related to the Company, which services are to be provided by Eagle Vision until the Senior Secured Notes have been paid in full, and $15,000 of legal fees was paid to Eagle Vision’s counsel.

The Notes mature on the earlier of December 31, 2024, or the occurrence of a Qualified Subsequent Financing or Change of Control (as such terms are defined in the Subscription Agreement) and bear interest at a rate of 15% per annum. In addition, the Notes are subject to covenants, events of defaults and other terms and conditions set forth in the Subscription Agreement. The Company’s obligations under the Notes are secured by liens on substantially all of the Company’s assets pursuant to the terms of a Security Agreement between the Company and the Investors.

Each Warrant is exercisable for a ten-year period at an exercise price of $2.00 per share.

Common Stock Options Issued for Services

On February 22, 2024, the Company granted options to purchase 140,000 shares of the Company’s common stock, having an exercise price of $1.92 per share, exercisable over a 10-year term, to the Company’s CEO. The options vested immediately.

On February 22, 2024, the Company granted options to purchase 75,000 shares of the Company’s common stock, having an exercise price of $1.92 per share, exercisable over a 10-year term, to the Company’s CFO. The options vested immediately.

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

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balances sheet as of March 31, 2024 and December 31, 2023:

	Fair Value Measurements at March 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$251,700	$-	$-
Right-of-use-asset	-	-	138,774
Notes receivable	-	374,728	-
Total assets	251,700	374,728	138,774
Liabilities
Notes payable	-	34,500	-
Notes payable, related parties, net of $49,195 of discounts	-	350,805	-
Lease liability	-	-	124,519
Total liabilities	-	385,305	124,519

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$657,789	$-	$-
Right-of-use-asset	-	-	147,228
Notes receivable	-	384,628	-
Total assets	657,789	384,628	147,228
Liabilities
Notes payable	-	235,000	-
Lease liability	-	-	131,930
Total liabilities	-	235,000	131,930

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ended March 31, 2024, or the year ended December 31, 2023.

Note 4 – Major Customers and Accounts Receivable

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total net revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three months ended March 31, 2024, one customer accounted for 99% of net revenue and 93% of accounts receivable at the end of the period, and for the three months ended March 31, 2023, four customers accounted for 91% of net revenue and 97% of accounts receivable at the end of the period.

Note 5 – Other Current Assets

Other current assets consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Prepaid insurance costs	$2,087	$2,403
Prepaid advertising and trade show fees	8,523	20,106
Prepaid professional fees & license fees	46,540	6,056
Interest receivable	22,387	19,535
Total other current assets	$79,537	$48,100

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Property and Equipment

Property and equipment as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Equipment and machinery	$1,283,334	$1,233,334
Less: Accumulated depreciation	(374,671)	(318,335)
Total property and equipment, net	$908,663	$914,999

Depreciation of property and equipment was $56,336 and $55,823 for the three months ended March 31, 2024 and 2023, respectively.

Note 7 – Notes Receivable

Nanuva Note Receivable

On February 4, 2021, the Company entered into a Manufacturing and Distributorship Agreement (“MDA”) with Natural Nutrition SpA, a Chilean company (“Nanuva”), in which the Company loaned $500,000 to Nanuva (“Advance Payment”) to help finance the capital investment needed for Nanuva to purchase two industrial fruit drying machines to be used in servicing the Company’s manufacturing needs. Pursuant to the MDA, the Company is entitled to recover the Advance Payment in full no later than May 31, 2027, which prior to repayment, will bear interest at 3% per annum. The Advance Payment is to be repaid pursuant to a two-dollar ($2/kg) deduction in the price of any product exported by Nanuva to the Company with certain mandatory minimum annual payments. Repayments commence on the earlier of a) the first invoice issued by Nanuva after installation of the drying equipment, or b) June 30, 2021. The MDA expires on May 31, 2027, with automatic annual renewals thereafter, unless it is terminated in accordance with the terms of the MDA. The Company deferred collection of the minimum annual payment requirement for 2023 until 2024 when several large orders were placed. As of March 31, 2024, a total of $131,594 of the Advance Payment had been repaid as a reduction of inventory costs, consisting of $115,372 of principal and $16,222 of interest. All payments consisted of reductions in inventory costs, other than a payment of $15,000 in cash on March 24, 2021. As of March 31, 2024, a total of $397,115 was outstanding from Nanuva, consisting of $374,728 of principal and $22,387 of unpaid interest. As of December 31, 2023, a total of $404,163 was outstanding from Nanuva, consisting of $384,628 of principal and $19,535 of unpaid interest. The Advance Payment is collateralized by a second lien in the equipment. Pursuant to the MDA, the Company has been appointed as Nanuva’s exclusive distributor in the following territories:

	Exclusivity	Minimum Volume
Product	Territories	(Kg/month)(“MOQ”)
Avocado Powder	Worldwide (except Chile)	1,000
Banana Chips	Worldwide (except Chile)	1,000
Avocado Snacks	North America (Canada and USA)	1,000
Avocado Chips	Worldwide	1,000
Other Powders	No Exclusivity	-0-

Note 8 – Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2024 and December 31, 2023, respectively:

	March 31,2024	December 31, 2023
Accrued payroll and taxes	$38,371	$43,376
Accrued interest	2,038	2,577
Accrued chargebacks	37,694	119,291
Total accrued expenses	$78,103	$165,244

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 9 – Notes Payable

On March 15, 2023, the Company completed the sale of a $200,000 Promissory Note to The John & Kristen Hinman Trust Dated February 23, 2016 (the “Hinman Note”), pursuant to the Loan Agreement between the Company and the Hinman Trust. The Hinman Note bears interest at 18% per annum, based on a 360-day year, and carried a monthly default rate of 1.5% of all outstanding principal, interest, fees and penalties. The Hinman Note matured on January 10, 2024, as amended, and was secured by the Company’s accounts receivable from Walmart before being repaid on January 2, 2024.

On May 17, 2020, the Company entered into a loan agreement with the United States Small Business Administration (the “SBA”), as lender, pursuant to the SBA’s Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business (the “EIDL Loan Agreement”) encompassing a $34,500 Promissory Note issued to the SBA (the “EIDL Note”) (together with the EIDL Loan Agreement, the “EIDL Loan”), bearing interest at 3.75% per annum. In connection with entering into the EIDL Loan, the Company also executed a security agreement, dated May 17, 2020, between the SBA and the Company pursuant to which the EIDL Loan is secured by a security interest on all of the Company’s assets. Under the EIDL Note, the Company is required to pay principal and interest payments of $169 every month beginning May 17, 2021; however, the SBA extended the repayment date to November 17, 2022. All remaining principal and accrued interest is due and payable on May 17, 2050. The EIDL Note may be repaid at any time without penalty. The principal balance of the EIDL Loan was $34,500 as of March 31, 2024 and December 31, 2023.

Notes payable consists of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Total notes payable	$34,500	$234,500
Less: current maturities	-	200,000
Notes payable, less current maturities	$34,500	$34,500

The Company recognized $598 and $88,485 of interest expense on notes payable for the three months ended March 31, 2024 and 2023, respectively.

Note 10 – Notes Payable, Related Parties

On January 9, 2024, the Company completed the sale of $400,000 of Senior Secured Promissory Notes (“Notes”) and Warrants (“Warrants”) to purchase an aggregate of 100,000 shares of the Company’s common stock, to a group of six investors (the “Investors”) led by Eagle Vision Fund LP (“Eagle Vision”), an affiliate of John Dalfonsi, CFO of the Company, pursuant to a Subscription Agreement between the Company and the Investors (the “Subscription Agreement”). Each Warrant is exercisable for a ten-year period at an exercise price of $2.00 per share.

Pursuant to the Subscription Agreement, Eagle Vision was paid a cash fee in the amount of $40,000 upon the closing of the transaction for due diligence fees, and $15,000 of legal fees was paid to Eagle Vision’s counsel.

The Notes mature on the earlier of December 31, 2024, or the occurrence of a Qualified Subsequent Financing or Change of Control (as such terms are defined in the Subscription Agreement) and bear interest at a rate of 15% per annum. In addition, the Notes are subject to covenants, events of defaults and other terms and conditions set forth in the Subscription Agreement. The Company’s obligations under the Notes are secured by liens on substantially all of the Company’s assets pursuant to the terms of a Security Agreement between the Company and the Investors.

In accordance with ASC 470, the Company recorded total discounts of $63,861, including $8,861 on the relative fair value of the Warrants, incurred as of March 31, 2024. The discounts are being amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded an aggregate $14,666 of interest expense pursuant to the amortization of note discounts for the three months ended March 31, 2024. As of March 31, 2024, there were $49,195 of unamortized expenses expected to be expensed over the remaining life of the outstanding debt.

The Company recognized $28,146 of interest expense on notes payable, related parties for the three months ended March 31, 2024, consisting of $13,480 of stated interest expense, $2,034 of amortized debt discounts and $12,632 of amortized debt discounts due to warrants.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company recognized aggregate interest expense for the three months ended March 31, 2024 and 2023 respectively, as follows:

	March 31, 2024	March 31, 2023
Interest on convertible notes payable, related parties	$-	$2,192
Interest on convertible notes payable	-	80,761
Interest on notes payable	598	84,739
Interest on notes payable, related parties	13,480	-
Amortization of debt discounts on related party notes	12,632	-
Amortization of debt discounts on related party notes, warrants	2,034	-
Interest on revolving line of credit	-	4,946
Interest on credit cards	-	807
Total interest expense	$28,744	$173,445

Note 11 – Leases

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

The components of lease expense were as follows:

	For the Three Months Ended
	March 31,
	2024	2023
Finance lease cost:
Amortization of right-of-use asset	$8,454	$-
Interest on lease liability	3,561	-
Total finance lease cost	$12,015	$-

Supplemental balance sheet information related to leases was as follows:

	March 31, 2024	December 31, 2023
Finance lease:
Finance lease assets	$138,774	$147,228

Current portion of finance lease liability	$31,758	30,901
Noncurrent finance lease liability	92,761	101,029
Total finance lease liability	$124,519	$131,930

Weighted average remaining lease term:
Finance lease	3.12 years	3.35 years

Weighted average discount rate:
Finance lease	11.00%	11.00%

Supplemental cash flow and other information related to finance leases was as follows:

	For the Three Months Ended
	March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Finance cash flows used for finance leases	$7,411	$-

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The future minimum lease payments due under finance leases as of March 31, 2024 is as follows:

Year Ending	Minimum Lease
December 31,	Commitments
2024 (for the nine months remaining)	$32,914
2025	43,886
2026	43,886
2027	29,258
149,944
Less effects of discounting	25,425
Lease liability recognized	$124,519

Note 12 – Commitments and Contingencies

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

In addition to the initial EnWave Equipment we purchased, the Company agreed to purchase additional equipment from EnWave over time. The additional equipment purchase schedule, as amended, requires the Company to purchase a “Second EnWave Machine” and pay up-to four non-refundable deposits for the Second EnWave Machine in the amount of fifty thousand dollars ($50,000) each on September 30, 2023, December 31, 2023, March 31, 2024 and June 30, 2024 (the “Interim Deposits”). The Company paid the first three non-refundable deposits of $50,000 on September 27, 2023, December 31, 2023 and March 8, 2024. The Company is also required to execute an Equipment Purchase Agreement for a 120kW, or greater rated power, EnWave Equipment (the “Third EnWave Machine”) on or before December 31, 2025, and satisfy the payment obligations required with respect to the Third EnWave Machine by the License Agreement. The Company is also required to enter into an Equipment Purchase Agreement for a 120kW, or greater, rated power EnWave Equipment (the “Fourth EnWave Machine”) on, or before, December 31, 2026, and to satisfy the payment obligations required with respect to the Fourth EnWave Machine by the License Agreement. The License Agreement is effective as long as EnWave possesses its EnWave technology. There have been no royalty payments to date, and any future minimum royalty payments or equipment purchases under this license agreement are an unrecognized commitment, as they relate to retaining exclusivity of the avocado products going forward and the Company can elect not to pay.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 13 – Changes in Stockholders’ Equity

Preferred Stock

The Company has authorized 8,000,000 shares of $0.001 par value preferred stock. As of March 31, 2024, none of the preferred stock had been designated or issued.

Common Stock

The Company has authorized 80,000,000 shares of $0.001 par value common stock. As of March 31, 2024, a total of 4,121,346 shares of common stock had been issued. Each holder of common stock is entitled to one vote for each share of common stock held.

Common Stock Issued for Services

On February 19, 2024, the Company issued 16,836 shares under the Company’s 2022 Omnibus Equity Incentive Plan (the “2022 Equity Plan”), to its securities counsel for services performed. The fair value of the shares was $44,278, based on the closing traded price of the common stock on the date of grant.

On January 26, 2024, the Company issued 60,258 shares under the 2022 Equity Plan, to its securities counsel for services performed. The fair value of the shares was $69,297, based on the closing traded price of the common stock on the date of grant.

On January 5, 2024, the Company retained PCG Advisory, Inc. (“PCG”) to provide strategic advisory and investor relations services pursuant to an Advisory Agreement under which the Company agreed to issue PCG an aggregate 22,500 shares of the Company’s common stock as payment for services in lieu of cash for the months of January, February, and March 2024. The aggregate fair value of the shares was $36,019, based on the closing traded price of the common stock on the dates of grant. The shares were subsequently issued on April 15, 2024 under the 2022 Equity Plan, and were recognized as subscriptions payable at March 31, 2024.

Note 14 – Common Stock Options

Stock Incentive Plan

Our board of directors and shareholders adopted the 2022 Equity Plan on January 1, 2022. The 2022 Equity Plan allows for the grant of a variety of equity vehicles to provide flexibility in implementing equity awards, including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards. The number of shares reserved for issuance under the 2022 Equity Plan was initially an aggregate of 600,000 shares, as adjusted on June 15, 2023 in connection with the Company’s reverse stock split, subject to annual increases under the plan. There were 563,470 options with a weighted average exercise price of $2.39 per share, and a weighted average remaining life of approximately 9 years, outstanding as of March 31, 2024.

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

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 15 – Common Stock Warrants

Warrants to purchase a total of 577,251 shares of common stock at a weighted average exercise price of $5.99 per share, with a weighted average remaining life of 7 years, were outstanding as of March 31, 2024.

Warrants Issued Pursuant to Debt Offering

On January 9, 2024, the Company issued warrants to purchase an aggregate total of 100,000 shares of common stock at an exercise price of $2.00 per share in connection with the sale of senior secured promissory notes to a group of six investors led by Eagle Vision Fund LP, in the aggregate principal amount of $400,000. The proceeds received were allocated between the debt and warrants on a relative fair value basis. The relative aggregate estimated value of the warrants using the Black-Scholes Pricing Model, based on a weighted average volatility rate of 40% and a weighted average call option value of $0.5990, was $8,861, of which $2,034 was recognized as finance expense during the three months ended March 31, 2024. As of March 31, 2024, there was $6,827 of unamortized expenses expected to be expensed over the remaining life of the outstanding debt.

Note 16 - Income Taxes

The Company incurred a net operating loss for the three months ended March 31, 2024, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. On March 31, 2024, the Company had approximately $8.5 million of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2041.

The effective income tax rate for the three months ended March 31, 2024 and 2023, was 21%.

The Company has incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, a valuation allowance has been recorded against the Federal and state deferred tax assets as of March 31, 2024 and December 31, 2023.

Additionally, in accordance with ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 17 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued, noting no reportable event, except as follows:

Common Stock Issued for Services

On May 1, 2024, the Company issued 4,766 shares of the Company’s common stock under the 2022 Equity Plan to PCG as payment for services in lieu of cash. The fair value of the shares was $11,438, based on the closing traded price of the common stock on the date of grant.

On April 22, 2024, the Company issued 99,688 shares under the 2022 Equity Plan to its securities counsel for services performed. The fair value of the shares was $109,657, based on the closing traded price of the common stock on the date of grant.

On April 15, 2024, the Company issued 22,500 shares of the Company’s common stock under the 2022 Equity Plan to PCG in satisfaction of the subscriptions payable at March 31, 2024, as payment of shares for services in lieu of cash for the months of January, February, and March 2024. The aggregate fair value of the shares was $36,019, based on the closing traded price of the common stock on the dates of grant.

On April 1, 2024, the Company issued 4,988 shares of the Company’s common stock under the 2022 Equity Plan to PCG as payment for services in lieu of cash. The fair value of the shares was $9,577, based on the closing traded price of the common stock on the date of grant.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Options Granted

On May 1, 2024, the Company granted options to purchase 30,000 shares of the Company’s common stock, having an exercise price of $2.40 per share, exercisable over a 10-year term, to a new employee. The options will vest monthly over three years from the date of grant.

Debt Financing

On April 16, 2024, the Company completed the sale of $225,000 of Senior Secured Promissory Notes, and Warrants to purchase an aggregate of 56,250 shares of the Company’s common stock, to a group of seven investors pursuant to a First Amendment to Subscription Agreement between the Company and the Investors dated as of April 16, 2024 (the “First Amendment”). The First Amendment incorporates and amends certain provisions of the Subscription Agreement, dated January 9, 2024, previously entered into by the Company and investors that purchased Notes and Warrants from the Company on January 9, 2024 (the “January Investors”).

The promissory notes mature on the earlier of December 31, 2024, or the occurrence of a Qualified Subsequent Financing or Change of Control (as such terms are defined in the Subscription Agreement) and bear interest at a rate of 15% per annum. In addition, the promissory notes are subject to covenants, events of defaults and other terms and conditions set forth in the subscription agreement. The Company’s obligations under the promissory notes are secured by liens on substantially all of the Company’s assets pursuant to the terms of the Security Agreement entered into by the Company on January 9, 2024 in favor of holders of the promissory notes.

Each Warrant is exercisable for a ten-year period at an exercise price of $2.00 per share.

Pursuant to the First Amendment, $10,000 of the proceeds received by the Company were used to pay legal fees of counsel to the Investors.

The First Amendment also (i) increases the aggregate principal amount of promissory notes available to be sold from time to time under the Subscription Agreement from $400,000 to $2,000,000, (ii) increases the number of shares of common stock of the Company available to be issued under Warrants sold from time to time under the Subscription Agreement from 100,000 to 600,000, (iii) provides for an aggregate one-time payment in the amount of $46,290 to the January Investors and the issuance to them of Warrants to purchase 100,000 shares of common stock, in consideration of their agreement to enter into the First Amendment, and (iv) provides for the payment of up to $80,000 to Eagle Vision with the proceeds of the promissory notes to be issued by the Company at subsequent closings of sales of the promissory notes and warrants, in consideration of services rendered and to be rendered by Eagle Vision to the Company and the Purchasers, including conducting due diligence with respect to the Company, monitoring the performance by the Company of its obligations under the Senior Secured Notes, servicing the interest and principal payments for purchasers, engaging in ongoing discussions with the Company’s management regarding the Company’s operations and financial condition, acting as collateral agent, and evaluating financial and non-financial information related to the Company, which services are to be provided by Eagle Vision until the Senior Secured Notes have been paid in full.

Peru Facility Lease

During the fourth quarter of 2023, our contract manufacturer located in Peru became involved in a legal dispute with a third-party creditor, which resulted in that manufacturer suspending operations. As a result of this dispute, we were not able to utilize our dehydration machine that was previously operated by this manufacturer, and were required to shift fulfillment of orders to alternative manufacturing sources. On May 10, 2024 we entered into a ten-year lease for a 50,000 square-foot food processing plant located in Peru (the “Peru Facility”). We expect to relocate our dehydration machine to the Peru Facility along with a new large-scale machine we recently ordered form Enwave, and resume our Peruvian manufacturing operations there in the third quarter of 2024. The lease of the Peru Facility requires us to make monthly lease payments of $8,000 in the first two years of the lease, $20,000 in the third year of the lease, $22,000 in the fourth year of the lease, $24,000 in the fourth year of the lease, and $25,000 thereafter. The lease also has a 10-year renewal option, and a buy-out option under which we may purchase the Peru Facility for $1,865,456.

In connection with our lease of the Peru Facility, we purchased a first position mortgage receivable in the amount of $1,267,000, which is secured by the Peru Facility and was owed by the landlord of the Peru Facility to its former tenant, for a purchase price of $1,267,000, of which $275,000 was paid by us on May 10, 2024. The remaining $992,000 will be due and payable by us on August 10, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. In addition to historical condensed financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Overview

We were incorporated as Avochips Inc., an Oregon corporation, on February 21, 2017, and on November 2, 2017, we converted into Avochips, LLC, an Oregon limited liability company. On November 19, 2021, we converted from an Oregon limited liability company into BranchOut Food Inc., a Nevada corporation.

We are engaged in the development, marketing, sale, and distribution of plant-based, dehydrated fruit and vegetable snacks and powders. Our products have historically been manufactured for us by two contract manufacturers, one based in the Republic of Chile, and the other in the Republic of Peru. The manufacturing facility in Peru houses our new large-scale continuous through-put dehydration machine that completed its first production run in the first quarter of 2023, and which substantially increased our production capacity. Our dehydrated fruit and vegetable products are produced using a new proprietary dehydration technology licensed by us from a third party. Our customers are primarily located throughout the United States.

Using our licensed technology platform, we believe our lines of both branded and private-labeled food products positively address current consumer trends. In our experience, conventional dehydration methods, such as freeze-drying and air drying, tend to degrade most fruit and vegetables through oxidation, browning/color degradation, nutritional content reduction and/or flavor loss. As a result, certain highly sensitive fruits, such as avocados and bananas, have not previously been successfully offered as a dehydrated base for consumer products. We believe that our licensed technology platform and process is the only way to produce quality avocado and banana-based snack and powdered products. Additionally, we believe our licensed technology platform produces superior products when using other fruits and vegetables when compared to conventional drying and dehydration technologies. We license technology, consisting of a portfolio of patents, and purchased production machines, from Enwave, and we have been granted the exclusive rights to use the licensed technology platform as applied to avocados. In addition, BranchOut has the nonexclusive rights to use the licensed technology platform for other products.

We entered into a private labeling contract with one of the world’s largest retailers in late 2022 to supply the retailer with two products for placement in half of their domestic stores. In April 2023, the same retailer agreed to carry two additional products of ours in certain of their stores. In April 2024, we announced that we had entered into an additional contract with this retailer that is expected to result in our products being placed in a total of 1,400 of its stores in September, 2024, and increase the total annualized revenues that we may generate from this retailer to $8 million.

Our Products

We plan to grow revenues strategically by penetrating the multi-billion dollar grocery market opportunity presented by our current product lines, as well as expanding our platform to include additional products that meet our strict plant-based ingredient criteria. Our current primary branded products are:

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

Going Concern Uncertainty

As of March 31, 2024, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $13,861,508, with working capital of only $399,444. We are too early in our development stage to project revenue with a necessary level of certainty; therefore, we may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company continues to develop its operations. In the event sales do not materialize at the expected rates, management would seek additional financing or would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives.

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

Peru Facility Lease

Given the situation with NXTDried Superfoods, we were required to shift fulfillment of orders to alternative manufacturing sources. On May 10, 2024 we entered into a ten-year lease for a 50,000 square-foot food processing plant located in Peru. We expect to relocate our dehydration machine to the Peru Facility along with a new large-scale machine we recently ordered form Enwave, and resume our Peruvian manufacturing operations there in the third quarter of 2024. The lease of the Peru Facility requires us to make monthly lease payments of $8,000 in the first two years of the lease, $20,000 in the third year of the lease, $22,000 in the fourth year of the lease, $24,000 in the fourth year of the lease, and $25,000 thereafter. The lease also has a 10-year renewal option, and a buy-out option under which we may purchase the Peru Facility for $1,865,456.

In connection with our lease of the Peru Facility, we purchased a first position mortgage receivable in the amount of $1,267,000, which is secured by the Peru Facility and was owed by the landlord of the Peru Facility to its former tenant, for a purchase price of $1,267,000, of which $275,000 was paid by us on May 10, 2024. The remaining $992,000 will be due and payable by us on August 10, 2024.

Results of Operations for the Three Months Ended March 31, 2024 and 2023

The following table summarizes selected items from the statement of operations for the three months ended March 31, 2024 and 2023, respectively.

	Three Months Ended
	March 31,		Increase /
	2024	2023	(Decrease)

Net revenue	$1,467,016	$97,340	$1,369,676
Cost of goods sold	1,183,428	126,982	1,056,446
Gross profit	283,588	(29,642)	313,230

Operating expenses:
General and administrative	319,736	180,900	138,836
Salaries and benefits	598,286	251,810	346,476
Professional services	390,666	144,141	246,525
Total operating expenses	1,308,688	576,851	731,837

Operating loss	(1,025,100)	(606,493)	418,607

Other income (expense):
Interest income	2,877	2,845	32
Interest expense	(28,744)	(173,445)	(144,701)
Total other income (expense)	(25,867)	(170,600)	(144,733)

Net loss	$(1,050,967)	$(777,093)	$273,874

Net Revenue

Our net revenue for the three months ended March 31, 2024 was $1,467,016, compared to $97,340 for the three months ended March 31, 2023, an increase of $1,056,446, or 1,407%. The increase in revenue was primarily due to increased sales to our largest customer during the three months ended March 31, 2024.

Cost of Goods Sold and Gross Profit

Our cost of goods sold for the three months ended March 31, 2024 was $1,183,428, compared to $126,982 for the three months ended March 31, 2023, an increase of $1,056,446, or 832%. Cost of goods sold increased primarily due to increased sales during the three months ended March 31, 2024. As a result of the foregoing, we had gross profit of $283,588, representing gross margins of 19%, for the three months ended March 31, 2024 as compared to a gross loss of $29,642, or negative gross margins of 30%, for the three months ended March 31, 2023. Our gross profit margin increased primarily due to cost savings realized as a result of our transition to bulk shipping arrangements during the current period. Cost of goods sold included depreciation expense for the three months ended March 31, 2024 of $56,336, compared to $55,823 for the three months ended March 31, 2023, an increase of $513, or 1%.

General and Administrative

Our general and administrative expense for the three months ended March 31, 2024 was $319,736, compared to $180,900 for the three months ended March 31, 2023, an increase of $138,836, or 77%. The largest components of our general and administrative expenses are advertising and marketing, travel, commissions, and storage, shipping and handling expense, as shown below.

	Three Months Ended March 31,
	2024	2023	Difference	% change

Advertising and marketing	$57,059	$36,669	$20,390	56%
Travel	$41,410	$24,940	$16,470	66%
Storage, shipping and handling	$104,437	$22,890	$81,547	356%
Commissions	$66,514	$25,265	$41,249	163%

Advertising and marketing expenses increased for the three months ended March 31, 2024, compared to the corresponding period in 2023, as we focused our resources on our IPO in the prior period. Our travel expenses increased for the same reason, as we resumed our international travel after the IPO that was completed in the prior year. Storage, shipping and handling expenses increased primarily due to increased international shipping rates and increased production that was driven by our increased sales. Likewise, commissions increased due to our increased sales.

Salaries and Wages

Salaries and wages for the three months ended March 31, 2024 was $598,286, compared to $251,810 for the three months ended March 31, 2023, an increase of $346,476, or 138%. This increase was primarily attributable to $376,384 of non-cash, stock-based compensation related to stock options awarded during the current period.

Professional Fees

Professional fees for the three months ended March 31, 2024 was $390,666, compared to $144,141 for the three months ended March 31, 2023, an increase of $246,525, or 171%. This increase was primarily attributable to increased legal and consulting fees in the current period, as a portion of these fees were capitalized as offering costs on our IPO in the comparative period. Professional fees included $149,594 and $50,446 of non-cash, stock-based compensation for the three months ended March 31, 2024 and 2023, respectively.

Other Income (Expense)

In the three months ended March 31, 2024, other expense was $25,867 on a net basis, consisting of $28,744 of interest expense, as partially offset by $2,877 of interest income. For the three months ended March 31, 2023, other expense was $170,600 on a net basis, consisting of $173,445 of interest expense, as partially offset by $2,845 of interest income. Other expense decreased by $144,733, or 85%, primarily due to the decreased interest on debt which was mostly settled in June of 2023.

Net loss

Net loss for the three months ended March 31, 2024 was $1,050,967, compared to $777,093 for the three months ended March 31, 2023, an increase of $273,874, or 35%. The increased net loss was primarily due to increased non-cash, stock-based compensation costs, and compliance costs related to reporting as a public company, as partially offset by decreased interest on debt which was mostly settled in the prior year.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Current Assets	$1,269,252	$1,678,243

Current Liabilities	$869,808	$779,093

Working Capital	$399,444	$899,150

As of March 31, 2024, we had working capital of $399,444. We have incurred net losses since our inception and we anticipate net losses and negative operating cash flows for the near future, and we may not be profitable or realize growth in the value of our assets. To date, our primary sources of capital have been cash generated from the sales of our products, common stock sales, and debt financing. As of March 31, 2024, we had cash of $251,700, total liabilities of $997,069, and an accumulated deficit of $13,861,508. As of December 31, 2023, we had cash of $657,789, total liabilities of $914,622, and an accumulated deficit of $12,810,541.

Cash Flow

Comparison of the Three Months Ended March 31, 2024 and the Three Months Ended March 31, 2023

The following table sets forth the primary sources and uses of cash for the periods presented below:

	Three Months Ended
	March 31,
	2024	2023
Net cash used in operating activities	$(503,578)	$(656,593)
Net cash used in investing activities	(40,100)	-
Net cash provided by financing activities	137,589	544,105

Net change in cash	$(406,089)	$(112,488)

Net Cash Used in Operating Activities

Net cash used in operating activities was $503,578 for the three months ended March 31, 2024, compared to $656,593 for the three months ended March 31, 2023, a decrease of $153,015, or 23%. The decrease was primarily due to our increased gross profit.

Net Cash Used in Investing Activities

Net cash used in investing activities was $40,100 for the three months ended March 31, 2024, compared to $-0- for the three months ended March 31, 2023, an increase of $40,100. This increase was primarily attributable to $50,000 of property and equipment purchases, as partially offset by $9,900 of advances received on notes receivable in the current period.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $137,589 for the three months ended March 31, 2024, compared to $544,105 for the three months ended March 31, 2023, a decrease of $406,516, or 75%. Our decreased cash provided by financing activities was primarily from $322,500 of decreased net proceeds received on debt financing and $200,000 of debt repayments in the current period, as partially offset by $98,298 of deferred offering cost payments in the prior period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the three-month period ended March 31, 2024 there were no changes to the application of critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of March 31, 2024. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

During the three-month period ended March 31, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS.

Exhibit	Description
3.1	Articles of Incorporation of BranchOut Food Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s form S-1 filed with the Securities and Exchange Commission on April 24, 2023)
3.2	Bylaws of BranchOut Food Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s form S-1 filed with the Securities and Exchange Commission on June 9, 2023)
3.3	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 1.2 of the Company’s form 8-K filed with the Securities and Exchange Commission on June 22, 2023)
3.4	Certificate of Amendment to Articles of Incorporation of BranchOut Food Inc. filed January 4, 2024 (Incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on January 8, 2024)
4.1	Form of Warrant issued under Subscription Agreement dated as of January 9, 2024, as amended on April 15, 2024 (Incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on January 16, 2024)
10.1	Subscription Agreement dated as of January 9, 2024, between BranchOut Food Inc. and the investors named therein (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on January 16, 2024)
10.2	Form of Senior Secured Note issued under Subscription Agreement dated as of January 9, 2024, as amended April 15, 2024 (Incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on January 16, 2024)
10.3	Security Agreement dated as of January 9, 2024, between BranchOut Food Inc. and the investors named therein (Incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on January 16, 2024)
10.4	First Amendment to Subscription Agreement dated as of April 16, 2024, between BranchOut Food Inc. and the investors named therein (Incorporated by reference to Exhibit 10.4 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 16, 2024)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Eric Healy	Chief Executive Officer	May 14, 2024
Eric Healy	(Principal Executive Officer)

/s/ John Dalfonsi	Chief Financial Officer	May 14, 2024
John Dalfonsi	(Principal Accounting and Financial Officer)

