Form 10-Q
period 2024-06-30
BranchOut Food Inc.
filed 2024-08-14
CIK 1962481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title or class	Shares outstanding as of August 14, 2024
Common Stock, $0.001 par value	6,792,709

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRANCHOUT FOOD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash	$936,061	$657,789
Accounts receivable	389,493	635,549
Advances on inventory purchases	866,244	-
Inventory	273,983	336,805
Other current assets	120,126	48,100
Total current assets	2,585,907	1,678,243

Property and equipment, net	1,378,659	914,999
Right-of-use asset	2,041,084	147,228
Other asset	275,000	-
Note receivable	374,728	384,628

Total Assets	$6,655,378	$3,125,098

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,078,046	$382,948
Accrued expenses	73,910	165,244
Notes payable, current portion	-	200,000
Notes payable, related parties, net of discounts	86,778	-
Operating lease liability, current portion	11,547	-
Finance lease liability, current portion	32,640	30,901
Total current liabilities	1,282,921	779,093

Notes payable, net of current portion	34,500	34,500
Notes payable, related parties, net of discounts, net of current portion	1,340,692	-
Operating lease liability, net of current portion	1,929,936	-
Finance lease liability, net of current portion	84,263	101,029

Total Liabilities	4,672,312	914,622

Stockholders’ Equity:
Preferred stock, $0.001 par value, 8,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 80,000,000 shares authorized; 6,009,671 and 4,044,252 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	6,010	4,044
Additional paid-in capital	16,781,060	15,016,973
Accumulated other comprehensive income	58	-
Accumulated deficit	(14,804,062)	(12,810,541)
Total Stockholders’ Equity	1,983,066	2,210,476

Total Liabilities and Stockholders’ Equity	$6,655,378	$3,125,098

See accompanying notes to financial statements.

BRANCHOUT FOOD INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net revenue	$1,362,986	$343,065	$2,830,002	$440,405
Cost of goods sold	1,214,227	361,461	2,397,655	488,443
Gross profit (loss)	148,759	(18,396)	432,347	(48,038)

Operating expenses:
General and administrative	321,201	141,031	640,937	321,931
Salaries and wages	349,597	436,238	947,883	688,048
Professional fees	304,376	158,205	695,042	302,346
Total operating expenses	975,174	735,474	2,283,862	1,312,325

Operating loss	(826,415)	(753,870)	(1,851,515)	(1,360,363)

Other income (expense):
Interest income	2,818	2,911	5,695	5,756
Interest expense	(118,957)	(222,551)	(147,701)	(395,996)
Total other income (expense)	(116,139)	(219,640)	(142,006)	(390,240)

Net loss	$(942,554)	$(973,510)	$(1,993,521)	$(1,750,603)

Other comprehensive income:
Gain on foreign currency translation	$58	$-	$58	$-

Net other comprehensive income	$(942,496)	$(973,510)	$(1,993,463)	$(1,750,603)

Weighted average common shares outstanding - basic and diluted	4,268,183	1,642,995	4,188,825	1,423,103
Net loss per common share - basic and diluted	$(0.22)	$(0.59)	$(0.48)	$(1.23)

See accompanying notes to financial statements.

BRANCHOUT FOOD INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended June 30, 2024

							Accumulated
	Preferred Stock		Common Stock		Additional Paid-In	Subscriptions	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Income	Deficit	Equity
Balance, March 31, 2024	-	$-	4,121,346	$4,121	$15,515,716	$36,019	$-	$(13,861,508)	$1,694,348
Common stock issued pursuant to secondary public offering	-	-	1,750,000	1,750	999,175	-	-	-	1,000,925
Common stock issued for services	-	-	138,325	139	176,371	(36,019)	-	-	140,491
Stock options issued for services	-	-	-	-	17,751	-	-	-	17,751
Common stock warrants granted to note holders pursuant to debt financing	-	-	-	-	72,047	-	-	-	72,047
Gain on foreign currency translation	-	-	-	-	-	-	58	-	58
Net loss	-	-	-	-	-	-	-	(942,554)	(942,554)
Balance, June 30, 2024	-	$-	6,009,671	$6,010	$16,781,060	$-	$58	$(14,804,062)	$1,983,066

	For the Three Months Ended June 30, 2023
							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Income	Deficit	Equity
Balance, March 31, 2023	-	$-	1,200,769	$1,201	$3,794,348	$-	$-	$(9,661,924)	$(5,866,375)
Common stock issued pursuant to initial public offering	-	-	1,190,000	1,190	4,940,856	-	-	-	4,942,046
Stock options issued for services	-	-	-	-	18,046	-	-	-	18,046
Common stock issued for debt conversions	-	-	1,572,171	1,572	6,027,632	-	-	-	6,029,204
Common stock warrants granted to note holders pursuant to debt financing	-	-	-	-	46,090	-	-	-	46,090
Net loss	-	-	-	-	-	-	-	(973,510)	(973,510)
Balance, June 30, 2023	-	$-	3,962,940	$3,963	$14,826,972	$-	$-	$(10,635,434)	$4,195,501

	For the Six Months Ended June 30, 2024
							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Income	Deficit	Equity
Balance, December 31, 2023	-	$-	4,044,252	$4,044	$15,016,973	$-	$-	$(12,810,541)	$2,210,476
Common stock issued pursuant to secondary public offering	-	-	1,750,000	1,750	999,175	-	-	-	1,000,925
Common stock issued for services	-	-	215,419	216	289,869	-	-	-	290,085
Stock options issued for services	-	-	-	-	394,135	-	-	-	394,135
Common stock warrants granted to note holders pursuant to debt financing	-	-	-	-	80,908	-	-	-	80,908
Gain on foreign currency translation	-	-	-	-	-	-	58	-	58
Net loss	-	-	-	-	-	-	-	(1,993,521)	(1,993,521)
Balance, June 30, 2024	-	$-	6,009,671	$6,010	$16,781,060	$-	$58	$(14,804,062)	$1,983,066

	For the Six Months Ended June 30, 2023
							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Income	Deficit	Equity
Balance, December 31, 2022	-	$-	1,200,769	$1,201	$3,743,902	$-	$-	$(8,884,831)	$(5,139,728)
Common stock issued pursuant to initial public offering	-	-	1,190,000	1,190	4,940,856	-	-	-	4,942,046
Stock options issued for services	-	-	-	-	68,492	-	-	-	68,492
Common stock issued for debt conversions	-	-	1,572,171	1,572	6,027,632	-	-	-	6,029,204
Common stock warrants granted to note holders pursuant to debt financing	-	-	-	-	46,090	-	-	-	46,090
Net loss	-	-	-	-	-	-	-	(1,750,603)	(1,750,603)
Balance, June 30, 2023	-	$-	3,962,940	$3,963	$14,826,972	$-	$-	$(10,635,434)	$4,195,501

See accompanying notes to financial statements.

BRANCHOUT FOOD INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(1,993,521)	$(1,750,603)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation expense	112,671	111,581
Amortization of debt discounts	92,168	46,090
Common stock issued for services	290,085	-
Options and warrants issued for services	394,135	68,492
Decrease (increase) in assets:
Accounts receivable	246,056	(156,488)
Advances on inventory purchases	(866,244)	(821,753)
Inventory	62,822	37,921
Other current assets	(72,026)	(218,123)
Right-of-use asset	49,502	4,943
Other assets	(275,000)	-
Increase (decrease) in liabilities:
Accounts payable	695,098	(56,558)
Accounts payable, related parties	-	15,750
Accrued expenses	(91,334)	(80,976)
Operating lease liability	(1,875)	-
Net cash used in operating activities	(1,357,463)	(2,799,724)

Cash flows from investing activities
Purchase of property and equipment	(576,331)	(10,100)
Payments received on notes receivable	9,900	-
Net cash used in investing activities	(566,431)	(10,100)

Cash flows from financing activities
Payment of deferred offering costs	(399,075)	(740,290)
Proceeds received on convertible notes payable, related parties	-	25,000
Proceeds received on convertible notes payable, unrelated parties	-	442,500
Proceeds received on notes payable	-	370,000
Repayment of notes payable	(200,000)	(2,420,000)
Proceeds received on notes payable, related parties	1,416,210	-
Repayments on revolving line of credit	-	(48,791)
Principal payments on finance lease	(15,027)	(4,248)
Proceeds from sale of common stock	1,400,000	6,226,000
Net cash provided by financing activities	2,202,108	3,850,171

Effect of exchange rate changes on cash	58	-

Net increase in cash	278,272	1,040,347
Cash and restricted cash - beginning of period	657,789	548,447
Cash - ending of period	$936,061	$1,588,794

Supplemental disclosures:
Interest paid	$56,010	$397,059
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Relative fair value of warrants issued as a debt discount	$80,908	$46,090
Relative fair value of shares issued on debt conversions	$-	$6,029,204
Initial recognition of right-of-use assets and lease liabilities	$1,943,358	$168,320

See accompanying notes to financial statements.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2024, the results of operations for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2023 was derived from our audited financial statements. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2023, which were included in our Annual Report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at June 30, 2024:

Name of Entity	Jurisdiction	Relationship
BranchOut Food Inc.(1)	Nevada, U.S.	Parent
BranchOut Food Sucursal Peru(2)	Peru	Subsidiary

(1)	Holding company in the form of a corporation.

(2)	Peruvian wholly-owned subsidiary of BranchOut Food Inc. in the form of a branch.

The consolidated financial statements herein contain the operations of the wholly-owned subsidiaries listed above. The Company’s headquarters are located in Bend, Oregon.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Going Concern

As shown in the accompanying condensed consolidated financial statements, as of June 30, 2024, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $14,804,062, with working capital of $1,302,986, which may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute to achieving profitability. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These condensed consolidated financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities, that might be necessary should the Company be unable to continue as a going concern.

Nasdaq Delisting Notice

On April 11, 2024, we received a letter from The Nasdaq Stock Market stating that we were not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Rule”) because our stockholders’ equity of $2,210,476 as of December 31, 2023 was below the minimum requirement of $2,500,000. Pursuant to Nasdaq’s Listing Rules, on May 28, 2024, we submitted to Nasdaq a plan (the “Compliance Plan”) to regain compliance with the Rule, which was accepted by Nasdaq on June 7, 2024, and provides us with an extension of 180 calendar days from April 11, 2024 to regain compliance with the Rule. Although our stockholders’ equity increased as a result of our recent public and private equity offerings, we will not regain compliance with the Rule unless we effect additional sales of our equity securities (including by the conversion or exercise, as applicable, of our outstanding convertible securities).

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

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. There were no cash equivalents on hand on June 30, 2024 or December 31, 2023.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, under current regulations. The Company had $686,055 and $407,789 in excess of FDIC insured limits on June 30, 2024 and December 31, 2023, respectively, and has not experienced any losses in such accounts.

Accounts Receivable

Accounts receivable is carried at their estimated collectible amounts. Trade accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had no allowance for doubtful accounts on June 30, 2024 or December 31, 2023.

Inventory

The Company’s products consist of pre-packaged and bulk-dried fruit and vegetable-based snacks, powders and ingredients purchased from contract-manufacturers in Chile and/or Peru. The Company’s contract manufacturer in Peru uses equipment purchased by the Company in its manufacturing process. Raw materials consist of packaging materials. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. No reserve for obsolete inventories has been recognized. Inventory, consisting of raw materials and finished goods are stated at the lower of cost or net realizable value using the average cost valuation method, and consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Raw materials	$23,436	$13,734
Finished goods	250,547	323,071
Total inventory	273,983	336,805

The Company had prepaid inventory advances on product in the amount of $866,244 as of June 30, 2024. Advances of 70% of estimated finished product costs are made to enable manufacturers to purchase raw materials necessary to produce finished products. The remaining 30% of finished product costs are paid upon receipt of finished goods.

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

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

License Agreement

The Company is party to a license agreement under which it is licensed to utilize certain technology and production equipment developed and manufactured by another company relating to avocado products. The license is not discernible from the equipment; therefore, the license costs have been capitalized and depreciated over the useful life of the equipment. The license agreement also entitles the licensor to a royalty on all revenue from the sale of products produced using the equipment. These royalties are recognized as royalty expenses as the products are sold. There have been no royalty payments to date, and any future minimum royalty payments or equipment purchases under this license agreement are an unrecognized commitment as they relate to retaining exclusivity of the avocado products going forward. See Note 14, below.

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

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows for the three and six months ended June 2024 and 2023:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenue	$1,451,828	$341,414	$2,922,664	$451,993
Less: slotting, discounts, and allowances	88,842	(1,651)	92,662	11,588
Net revenue	$1,362,986	$343,065	$2,830,002	$440,405

Cost of Goods Sold

Cost of goods sold represents costs directly related to the purchase, production and manufacturing of the Company’s products. Costs include purchase costs, product development, freight-in, packaging, and print production costs.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $98,204 and $62,360 for the six months ended June 30, 2024 and 2023, respectively.

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

The Company issued stock-based compensation in the amount of $684,220 and $68,492 for the six months ended June 30, 2024 and 2023, respectively.

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

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Related Party Transactions

Debt Financing

On various dates from January 9, 2024 through May 22, 2024, the Company completed the sale of an aggregate $1,675,000 of Senior Secured Promissory Notes (“Senior Notes”) and Warrants (“Warrants”) to purchase an aggregate of 518,750 shares of the Company’s common stock, to a group of Investors (“Investors”) led by Eagle Vision Fund LP (“Eagle Vision”), an affiliate of John Dalfonsi, CFO of the Company, pursuant to a subscription agreement between the Company and the Investors.

Pursuant to the subscription agreements, Eagle Vision was paid aggregate cash fees in the amount of $177,500 upon the closing of the transactions for due diligence fees in consideration of services rendered and to be rendered by Eagle Vision to the Company and the investors, including conducting due diligence with respect to the Company, monitoring the performance by the Company of its obligations under the senior secured notes, servicing the interest and principal payments for purchasers, engaging in ongoing discussions with the Company’s management regarding the Company’s operations and financial condition, acting as collateral agent, and evaluating financial and non-financial information related to the Company, which services are to be provided by Eagle Vision until the senior secured notes have been paid in full, and an aggregate $35,000 of legal fees was paid to Investors’ counsel.

The Notes mature on the earlier of December 31, 2025 (after giving effect to the amendment discussed in Note 15), or the occurrence of a Qualified Subsequent Financing or Change of Control (as such terms are defined in the Subscription Agreement) and bear interest at a rate of 15% per annum. In addition, the Notes are subject to covenants, events of defaults and other terms and conditions set forth in the Subscription Agreement. The Company’s obligations under the Notes are secured by liens on substantially all of the Company’s assets pursuant to the terms of a Security Agreement between the Company and the Investors.

Each Warrant is exercisable for a ten-year period at an exercise price of $1.00 per share (after giving effect to the amendment discussed in Note 15).

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

Note 3 – Formation of Subsidiary

On April 26, 2024, the Company formed a wholly-owned subsidiary in Peru, under the form of a legal entity called a Branch, for the purpose of establishing a production facility. On May 10, 2024, the Company entered into a ten-year lease for a 50,000 square-foot food processing plant located in the province of Pisca, Peru. The Company has started to purchase equipment and intends to develop this facility into a production plant, which is expected to be operational in October of 2024.

Note 4 – Fair Value of Financial Instruments

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

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balances sheet as of June 30, 2024 and December 31, 2023:

	Fair Value Measurements at June 30, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$936,061	$-	$-
Right-of-use-asset	-	-	2,041,084
Notes receivable	-	374,728	-
Total assets	936,061	374,728	2,041,084
Liabilities
Notes payable	-	34,500	-
Notes payable, related parties, net of $247,530 of discounts	-	1,427,470	-
Lease liabilities	-	-	2,058,386
Total liabilities	-	1,957,030	2,058,386
	936,061	(1,582,302)	(17,302)

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$657,789	$-	$-
Right-of-use-asset	-	-	147,228
Notes receivable	-	384,628	-
Total assets	657,789	384,628	147,228
Liabilities
Notes payable	-	235,000	-
Lease liability	-	-	131,930
Total liabilities	-	235,000	131,930
	657,789	149,628	15,298

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the six months ended June 30, 2024, or the year ended December 31, 2023.

Note 5 – Major Customers and Accounts Receivable

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total net revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the six months ended June 30, 2024, one customer accounted for 99% of net revenue and 91% of accounts receivable at the end of the period, and for the six months ended June 30, 2023, two customers accounted for 78% of net revenue and 74% of accounts receivable at the end of the period.

Note 6 – Other Current Assets

Other current assets consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Prepaid insurance costs	$1,143	$2,403
Prepaid advertising and trade show fees	58,231	20,106
Prepaid professional fees & license fees	35,563	6,056
Interest receivable	25,189	19,535
Total other current assets	$120,126	$48,100

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Property and Equipment

Property and equipment as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30,	December 31,
	2024	2023
Equipment and machinery	$1,809,665	$1,233,334
Less: Accumulated depreciation	(431,006)	(318,335)
Total property and equipment, net	$1,378,659	$914,999

Depreciation of property and equipment was $112,671 and $111,581 for the six months ended June 30, 2024 and 2023, respectively.

Note 8 – Other Asset

On May 10, 2024, in connection with the lease of the Company’s Peru Facility, the Company paid $275,000 toward the purchase of a first position mortgage receivable in the amount of $1,267,000, which is secured by the Peru Facility and was owed by the landlord of the Peru Facility to its former tenant, for a purchase price of $1,267,000. The remaining $992,000 was due and payable on August 10, 2024, subject to certain requirements which haven’t yet been met, therefore the Company has deferred payment until a later date, to be determined.

Note 9 – Notes Receivable

Nanuva Note Receivable

On February 4, 2021, the Company entered into a Manufacturing and Distributorship Agreement (“MDA”) with Natural Nutrition SpA, a Chilean company (“Nanuva”), in which the Company loaned $500,000 to Nanuva (“Advance Payment”) to help finance the capital investment needed for Nanuva to purchase two industrial fruit drying machines to be used in servicing the Company’s manufacturing needs. Pursuant to the MDA, the Company is entitled to recover the Advance Payment in full no later than May 31, 2027, which prior to repayment, will bear interest at 3% per annum. The Advance Payment is to be repaid pursuant to a two-dollar ($2/kg) deduction in the price of any product exported by Nanuva to the Company with certain mandatory minimum annual payments. Repayments commence on the earlier of a) the first invoice issued by Nanuva after installation of the drying equipment, or b) June 30, 2021. The MDA expires on May 31, 2027, with automatic annual renewals thereafter, unless it is terminated in accordance with the terms of the MDA. The Company deferred collection of the minimum annual payment requirement for 2023 until 2024 when several large orders were placed. As of June 30, 2024, a total of $131,594 of the Advance Payment had been repaid as a reduction of inventory costs, consisting of $115,372 of principal and $16,222 of interest. All payments consisted of reductions in inventory costs, other than a payment of $15,000 in cash on March 24, 2021. As of June 30, 2024, a total of $399,917 was outstanding from Nanuva, consisting of $374,728 of principal and $25,189 of unpaid interest. As of December 31, 2023, a total of $404,163 was outstanding from Nanuva, consisting of $384,628 of principal and $19,535 of unpaid interest. The Advance Payment is collateralized by a second lien in the equipment. Pursuant to the MDA, the Company has been appointed as Nanuva’s exclusive distributor in the following territories:

	Exclusivity	Minimum Volume
Product	Territories	(Kg/month)(“MOQ”)
Avocado Powder	Worldwide (except Chile)	1,000
Banana Chips	Worldwide (except Chile)	1,000
Avocado Snacks	North America (Canada and USA)	1,000
Avocado Chips	Worldwide	1,000
Other Powders	No Exclusivity	-0-

Note 10 – Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2024 and December 31, 2023, respectively:

	June 30,	December 31,
	2024	2023
Accrued payroll and taxes	$44,843	$43,376
Accrued interest	2,100	2,577
Accrued chargebacks	26,967	119,291
Total accrued expenses	$73,910	$165,244

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 11 – Notes Payable

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

On May 17, 2020, the Company entered into a loan agreement with the United States Small Business Administration (the “SBA”), as lender, pursuant to the SBA’s Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business (the “EIDL Loan Agreement”) encompassing a $34,500 Promissory Note issued to the SBA (the “EIDL Note”) (together with the EIDL Loan Agreement, the “EIDL Loan”), bearing interest at 3.75% per annum. In connection with entering into the EIDL Loan, the Company also executed a security agreement, dated May 17, 2020, between the SBA and the Company pursuant to which the EIDL Loan is secured by a security interest on all of the Company’s assets. Under the EIDL Note, the Company is required to pay principal and interest payments of $169 every month beginning May 17, 2021; however, the SBA extended the repayment date to November 17, 2022. All remaining principal and accrued interest is due and payable on May 17, 2050. The EIDL Note may be repaid at any time without penalty. The principal balance of the EIDL Loan was $34,500 as of June 30, 2024 and December 31, 2023.

Notes payable consists of the following as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023

Total notes payable	$34,500	$234,500
Less: current maturities	-	200,000
Notes payable, less current maturities	$34,500	$34,500

The Company recognized $903 and $195,620 of interest expense on notes payable for the six months ended June 30, 2024 and 2023, respectively.

Note 12 – Notes Payable, Related Parties

During the period of May 14, 2024 through May 22, 2024, the Company completed the sale of an aggregate of $1,050,000 of Senior Notes, and Warrants to purchase an aggregate of 262,500 shares of the Company’s common stock, to a group of Investors led by Eagle Vision, an affiliate of John Dalfonsi, a director of the Company and its Chief Financial Officer. The sales were effected pursuant to a Subscription Agreement, dated January 10, 2024, between the Company and the investors in the Senior Notes, as amended by an amendment (“First Amendment”) to the Subscription Agreement dated as of April 16, 2024 (as so amended, the “Subscription Agreement”).

The Senior Notes mature on the earlier of December 31, 2024, or the occurrence of a Qualified Subsequent Financing or Change of Control (as such terms are defined in the Subscription Agreement) and bear interest at a rate of 15% per annum. In addition, the Senior Notes are subject to covenants, events of defaults and other terms and conditions set forth in the Subscription Agreement. The Company’s obligations under the Notes are secured by liens on substantially all of the Company’s assets pursuant to the terms of the Security Agreement entered into by the Company on January 10, 2024 in favor of holders of the Senior Notes (the “Security Agreement”). Each Warrant is exercisable for a ten-year period at an exercise price of $2.00 per share.

On April 16, 2024, the Company completed the sale of $225,000 of Senior Notes, and Warrants to purchase an aggregate of 56,250 shares of the Company’s common stock, to a group of seven Investors, pursuant to a First Amendment to the Subscription Agreement between the Company and the Investors dated as of April 16, 2024. The First Amendment incorporates and amends certain provisions of the Subscription Agreement, dated January 10, 2024, previously entered into by the Company and investors that purchased Notes and Warrants from the Company on January 10, 2024 (the “January Investors”).

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The First Amendment also (i) increased the aggregate principal amount of the Senior Notes available to be sold from time to time under the Subscription Agreement from $400,000 to $2,000,000, (ii) increased the number of shares of common stock of the Company available to be issued under Warrants sold from time to time under the Subscription Agreement from 100,000 to 600,000, (iii) provides for an aggregate one-time payment in the amount of $46,290 to the January Investors and the issuance to them of Warrants to purchase 100,000 shares of common stock, in consideration of their agreement to enter into the First Amendment, and (iv) provided for the payment of up to $80,000 to Eagle Vision Fund with the proceeds of Senior Notes to be issued by the Company at subsequent closings of sales of Senior Notes and Warrants, in consideration of services rendered and to be rendered by Eagle Vision to holders of the Notes while the Notes are outstanding, including acting as collateral agent and due diligence and collateral monitoring services.

On January 9, 2024, the Company completed the sale of $400,000 of Senior Notes and Warrants to purchase an aggregate of 100,000 shares of the Company’s common stock, to a group of six Investors led by Eagle Vision, pursuant to a Subscription Agreement between the Company and the Investors.

In accordance with ASC 470, the Company recorded total discounts of $339,698, including $80,908 on the relative fair value of the Warrants, incurred as of June 30, 2024. The discounts are being amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded an aggregate $92,168 of interest expense pursuant to the amortization of note discounts for the six months ended June 30, 2024. As of June 30, 2024, there were $247,530 of unamortized expenses expected to be expensed over the remaining life of the outstanding debt.

Eagle Vision has been paid aggregate cash fees in the amount of $177,500 from the sales of the Senior Notes in consideration of services rendered and to be rendered by Eagle Vision to the Company and the holders of the Senior Notes, including for conducting due diligence with respect to the Company, monitoring the performance by the Company of its obligations under the Senior Notes, servicing the interest and principal payments for holders of the Senior Notes, engaging in ongoing discussions with the Company’s management regarding the Company’s operations and financial condition, acting as collateral agent, and evaluating financial and non-financial information related to the Company. The Company has also paid an aggregate of $35,000 of the investors’ legal fees from sales of the Senior Notes.

To date, in a series of closings pursuant to the Subscription Agreement, including the most recent sales described above, the Company has issued an aggregate $1,675,000 of principal pursuant to the Senior Notes, and Warrants to purchase an aggregate 518,750 shares of common stock.

The Company recognized $146,798 of interest expense on notes payable, related parties for the six months ended June 30, 2024, consisting of $54,630 of stated interest expense, $71,718 of amortized debt discounts and $20,450 of amortized debt discounts due to warrants.

The Company recognized aggregate interest expense for the six months ended June 30, 2024 and 2023 respectively, as follows:

	June 30,	June 30,
	2024	2023
Interest on convertible notes payable, related parties	$-	$3,696
Interest on convertible notes payable	-	138,316
Interest on notes payable	903	195,620
Interest on notes payable, related parties	54,630	-
Amortization of debt discounts on related party notes	71,718	-
Amortization of debt discounts on related party notes, warrants	20,450	46,090
Interest on revolving line of credit	-	7,786
Finance charge on letter of credit	-	2,082
Interest on credit cards	-	2,406
Total interest expense	$147,701	$395,996

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 13 – Leases

Equipment Lease

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

Peru Facility Lease

On May 10, 2024, the Company entered into a ten-year lease for a 50,000 square-foot food processing plant located in Peru (the “Peru Facility”). The Company intends to develop the Peru Facility into a production plant, which is expected to be operational in October of 2024. The lease of the Peru Facility requires monthly lease payments of $8,000 in the first two years of the lease, $20,000 in the third year of the lease, $22,000 in the fourth year of the lease, $24,000 in the fourth year of the lease, and $25,000 thereafter. The lease also has a 10-year renewal option, and a buy-out option under which we may purchase the Peru Facility for $1,865,456.

In connection with the lease of the Peru Facility, the Company entered into a first position mortgage receivable in the amount of $1,267,000, which is secured by the Peru Facility and was owed by the landlord of the Peru Facility to its former tenant, for a purchase price of $1,267,000, of which $275,000 was paid by us on May 10, 2024. The remaining $992,000 was due and payable on August 10, 2024, subject to certain requirements which haven’t yet been met, therefore the Company has deferred payment until a later date, to be determined.

The components of lease expense were as follows:

	For the Six Months Ended
	June 30,
	2024	2023
Operating lease cost:
Amortization of right-of-use asset	$32,389	$-
Interest on lease liability	14,124	-
Total operating lease cost	46,513	-
Finance lease cost:
Amortization of right-of-use asset	$17,114	$-
Interest on lease liability	6,915	-
Total finance lease cost	24,029	-
Total finance lease cost	$70,542	$-

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2024	2023
Operating lease:
Operating lease assets	$1,910,969	$-

Current portion of operating lease liability	$11,547	-
Noncurrent operating lease liability	1,929,936	-
Total operating lease liability	$1,941,483	$-
Finance lease:
Finance lease assets	$130,115	$147,228

Current portion of finance lease liability	$32,640	30,901
Noncurrent finance lease liability	84,263	101,029
Total finance lease liability	$116,903	$131,930

Weighted average remaining lease term:
Operating lease	9.83 years	-
Finance lease	2.89 years	3.35 years

Weighted average discount rate:
Operating lease	4.45%	-
Finance lease	11.00%	11.00%

Supplemental cash flow and other information related to finance leases was as follows:

	For the Six Months Ended
	June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$1,875	$-
Finance cash flows used for finance leases	$15,027	$-
		-
Leased assets obtained in exchange for lease liabilities:		-
Total operating lease liabilities	$1,943,358	$-
Total finance lease liabilities	$168,320	$-

The future minimum lease payments due under operating leases as of June 30, 2024 is as follows:

Year Ending	Minimum Lease
December 31,	Commitments
2024 (for the six months remaining)	$48,000
2025	96,000
2026	192,000
2027	256,000
2028	280,000
Thereafter	1,596,000
Total minimum lease payments	2,468,000
Less effects of discounting	526,517
Lease liability recognized	1,941,483
Less current portion	11,547
Long-term operating lease liability	$1,929,936

The future minimum lease payments due under finance leases as of June 30, 2024 is as follows:

Year Ending	Minimum Lease
December 31,	Commitments
2024 (for the six months remaining)	$21,943
2025	43,886
2026	43,886
2027	29,258
Total minimum lease payments	138,973
Less effects of discounting	22,070
Lease liability recognized	116,903
Less current portion	32,640
Long-term finance lease liability	$84,263

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 14 – Commitments and Contingencies

Legal Matters

From time to time, the Company may be a party to various legal matters, threatened claims, or proceedings in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. Legal accruals are recorded when and if it is determined that a loss related to a certain matter is both probable and reasonably estimable. There are currently no pending legal matters.

Operating Lease

The Company leases a 50,000 square-foot food processing plant located in Peru, within the province of Pisco. The lease of this facility requires monthly lease payments of $8,000 in the first two years of the lease, $20,000 in the third year of the lease, $22,000 in the fourth year of the lease, $24,000 in the fourth year of the lease, and $25,000 thereafter. The lease carries a 10-year term, with a 10-year renewal option, and a buy-out option under which the Company may purchase the facility for $1,865,456.

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

On May 7, 2021, the Company entered into a license agreement (“License Agreement”) with EnWave, pursuant to which EnWave licensed to the Company a collection of patents and intellectual property (the “EnWave Technology”) used to manufacture and operate vacuum microwave dehydration machines purchased by the Company from EnWave (the “EnWave Equipment”). The License Agreement was amended on October 26, 2022, September 27, 2023 and May 23, 2024, to, among other things, modify the exclusivity retention royalty payments required to be paid by the Company. The License Agreement entitles EnWave to a fixed royalty percentage on all of the Company’s revenue from the sale of products produced using the EnWave Technology, net of trade or volume discounts, refunds paid, settled claims for damaged goods, applicable excise, sales and withholding taxes imposed at the time of the sale, and provides the Company with certain exclusivity rights with respect to the production of avocado products. In order to maintain the exclusivity, the Company must make annual royalty minimum payments to EnWave of $250,000 per year, commencing in 2025 and continuing through each subsequent year in perpetuity, as long as the Company elects to maintain exclusivity.

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

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 15 – Changes in Stockholders’ Equity

Preferred Stock

The Company has authorized 8,000,000 shares of $0.001 par value preferred stock. As of June 30, 2024, none of the preferred stock had been designated or issued.

Common Stock

The Company has authorized 80,000,000 shares of $0.001 par value common stock. As of June 30, 2024, a total of 6,009,671 shares of common stock had been issued. Each holder of common stock is entitled to one vote for each share of common stock held.

Common Stock Sale

On June 26, 2024, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Alexander Capital, L.P. as the Representative of the underwriters named therein (the “Representative” and such other Underwriters, the “Underwriters”), relating to the issuance and sale by the Company to the Underwriters (the “Public Offering”) of 1,750,000 Shares (the “Shares”) of common stock at a price to the public of $0.80 per share, less underwriting discounts and commissions. Pursuant to the Underwriting Agreement, the Representative was granted an option (the “Over-Allotment Option”), for a period of 45 days, to purchase from the Company up to 262,500 additional shares of Common Stock, at the same price per share, to cover over-allotments, if any.

Pursuant to the Underwriting Agreement, the Company agreed to an 8.0% underwriting discount on the gross proceeds received by the Company for the Shares, in addition to reimbursement of certain expenses, made customary representations, warranties and covenants concerning the Company, and also agreed to indemnify the Underwriters against certain liabilities, including liabilities under the Securities Act. In addition, the officers and directors of the Company have agreed not to offer, sell, transfer or otherwise dispose of any shares of Common Stock, the Company’s common stock, or securities convertible into, or exercisable or exchangeable for, shares of Common Stock, during the six-month period following the date of the Prospectus, and the Company agreed that it will not issue or announce the issuance or proposed issuance of any shares of Common Stock or common stock equivalents for a period of six months following the date of the Prospectus, other than certain exempt issuances.

The Offering closed on June 28, 2024. The Company received net proceeds from the Offering of $1,000,925 after deducting the underwriting discounts and commissions and offering expenses.

Common Stock Issued for Services

On June 1, 2024, the Company issued 6,383 shares of the Company’s common stock under the 2022 Omnibus Equity Incentive Plan (the “2022 Equity Plan”) to PCG Advisory, Inc. (“PCG”) as payment for services in lieu of cash. The fair value of the shares was $9,819, based on the closing traded price of the common stock on the date of grant.

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

On February 19, 2024, the Company issued 16,836 shares under the Company’s 2022 Equity Plan to its securities counsel for services performed. The fair value of the shares was $44,278, based on the closing traded price of the common stock on the date of grant.

On January 26, 2024, the Company issued 60,258 shares under the 2022 Equity Plan, to its securities counsel for services performed. The fair value of the shares was $69,297, based on the closing traded price of the common stock on the date of grant.

On January 5, 2024, the Company retained PCG to provide strategic advisory and investor relations services pursuant to an Advisory Agreement under which the Company agreed to issue PCG an aggregate 22,500 shares of the Company’s common stock as payment for services in lieu of cash for the months of January, February, and March 2024. The aggregate fair value of the shares was $36,019, based on the closing traded price of the common stock on the dates of grant. The shares were subsequently issued on April 15, 2024 under the 2022 Equity Plan.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 16 – Common Stock Options

Stock Incentive Plan

Our board of directors and shareholders adopted the 2022 Equity Plan on January 1, 2022. The 2022 Equity Plan allows for the grant of a variety of equity vehicles to provide flexibility in implementing equity awards, including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards. The number of shares reserved for issuance under the 2022 Equity Plan was initially an aggregate of 600,000 shares, as adjusted on June 15, 2023 in connection with the Company’s reverse stock split, subject to annual increases under the plan, resulting in 1,009,000 reserved shares as of June 30, 2024. There were 593,470 options with a weighted average exercise price of $2.39 per share, and a weighted average remaining life of approximately 9 years, outstanding as of June 30, 2024.

Common Stock Options Issued for Services

On May 1, 2024, the Company granted options to purchase 30,000 shares of the Company’s common stock, having an exercise price of $2.40 per share, exercisable over a 10-year term, to a new employee. The options will vest monthly over three years from the date of grant. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 41% and a call option value of $1.1806, was $35,419. The options are being expensed over the vesting period, resulting in $1,968 of stock-based compensation expense during the six months ended June 30, 2024. As of June 30, 2024, a total of $33,451 of unamortized expenses are expected to be expensed over the vesting period.

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

Note 17 – Common Stock Warrants

Warrants to purchase a total of 1,096,626 shares of common stock at a weighted average exercise price of $4.01 per share, with a weighted average remaining life of approximately 7.75 years, were outstanding as of June 30, 2024.

On June 28, 2024, pursuant to the Underwriting Agreement, the Company executed and delivered to the Representative a Common Stock Purchase Warrant (the “Representative’s Warrant”) to purchase up to 100,625 shares of Common Stock, which may be exercised beginning on December 23, 2024 (the date that is 180 days following the commencement of sales of Common Stock in connection with the Offering (the “Commencement Date”)) until June 26, 2029. The initial exercise price of the Representative’s Warrant is $0.96 per share, which is equal to 120% of the public offering price for the Shares, and the Representative may not effect the disposition of such warrant for a period of one hundred eighty (180) days following the Commencement Date. In addition, the Representative’s Warrant contains “piggy-back” registration rights with respect to the shares underlying such warrant, and limits the number of shares issuable upon its exercise to 4.99% / 9.99% of the outstanding shares of Common Stock, as applicable.

Warrants Issued Pursuant to Debt Offering

On various dates from January 9, 2024 through May 22, 2024, the Company issued Warrants to purchase an aggregate total of 518,750 shares of common stock at an exercise price of $2.00 per share in connection with the sale of Senior Notes to a group of Investors led by Eagle Vision, in the aggregate principal amount of $1,675,000. The proceeds received were allocated between the debt and warrants on a relative fair value basis. The relative aggregate estimated value of the warrants using the Black-Scholes Pricing Model, based on a weighted average volatility rate of 40% and a weighted average call option value of $0.1560, was $80,908, of which $20,450 was recognized as finance expense during the six months ended June 30, 2024. As of June 30, 2024, there was $60,458 of unamortized expenses expected to be expensed over the remaining life of the outstanding debt.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 18 - Income Taxes

The Company incurred a net operating loss for the six months ended June 30, 2024, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. On June 30, 2024, the Company had approximately $9.2 million of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2041.

The effective income tax rate for the six months ended June 30, 2024 and 2023, was 21%.

The Company has incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, a valuation allowance has been recorded against the Federal and state deferred tax assets as of June 30, 2024 and December 31, 2023.

Additionally, in accordance with ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 19 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued, noting no reportable event, except as follows:

Common Stock Sales

On July 19, 2024, the Underwriters exercised their Over-Allotment Option to purchase 222,500 shares of common stock at a price of $0.80 per share. The Company received net proceeds $163,760, after deducting $14,240 of underwriting commissions.

Unit Offering Sale of Common Stock and Warrants

On July 15, 2024, the Company entered into Subscription Agreements (the “Subscription Agreements”) with three related parties, consisting of Eric Healy, the Company’s Chief Executive Officer; an affiliate of John Dalfonsi, the Company’s Chief Financial Officer; and the Company’s President, pursuant to which such investors agreed to purchase $525,000 of “Units” from the Company, each Unit consisting of (i) 100 shares of Common Stock, and (ii) a warrant to purchase 125 shares of Common Stock over the following ten years at an exercise price of $1.00 per share, at a purchase price per Unit equal to $75.82. The Company completed the sale of the Units to Eric Healy and the Company’s President on July 23, 2024, resulting in the issuance of an aggregate of 560,538 shares of Common Stock and warrants to purchase 700,672 shares of Common Stock. Mr. Dalfonsi has not yet closed his purchase.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Convertible Note Financing

On July 15, 2024, the Company entered into a Securities Purchase Agreement (as amended, the “SPA”) with Daniel L. Kaufman, pursuant to which Mr. Kaufman agreed to purchase from the Company, in a private placement (i) a 12% Senior Secured Convertible Promissory Note in the principal amount of up to $3,400,000 (the “Convertible Note”), convertible into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a fixed price of $0.7582 per share of Common Stock, a (ii) a warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $1.00 per share (the “$1.00 Warrant”), and (iii) a warrant to purchase 500,000 shares of Common Stock at an exercise price of $1.50 per share (the “$1.50 Warrant” and, together with the $1.00 Warrant, the “Warrants” and together with the Convertible Note, the “Purchased Securities”), in consideration of an initial loan in the principal amount of $2,000,000 (the “Initial Loan”) to be made to the Company under the Convertible Note on the “Initial Closing Date” (as defined in the SPA), subject to the terms and conditions thereof. On July 19, 2024, the Company, Mr. Kaufman and Kaufman Kapital LLC entered into an amendment to the SPA (the “SPA Amendment”), which among other things, replaced Mr. Kaufman with Kaufman Kapital LLC as the “Investor” under the SPA.

On July 24, 2024, the Company issued the Purchased Securities to the Investor in consideration of the Investor making the Initial Loan to the Company.

The Convertible Note matures on the earlier of (i) December 31, 2025, (ii) the sale by the Company of $5,000,000 of equity or debt securities in a single transaction or series of related transactions (excluding certain specified transactions), or (iii) the closing of a change of control transaction as provided in the Convertible Note. Loans outstanding under the Convertible Note bear interest at an initial rate of 12% per annum, and together with accrued principal are convertible into Common Stock, provided that the holder may not convert amounts outstanding under the Convertible Note into Common Stock, and the Warrants may not be exercised, until the Company has obtained the approval of its shareholders for such conversion in accordance with Listing Rule 5635(b) and 5635(d) of The Nasdaq Stock Market, Inc., as applicable, to the extent that, at such time, such approval is required under such Listing Rules for such conversion.

The Company’s obligations under the Convertible Note are secured by a lien granted to the Investor on substantially all of the Company’s assets pursuant to a Security Agreement entered between the Company and the Investor (the “Security Agreement”). In addition, the Convertible Note includes affirmative and negative covenants, events of defaults and other terms and conditions, customary in transactions of this nature.

Amendment of Senior Notes and Warrants

In connection with the sale of the Purchased Securities to Kaufman Kapital LLC under the SPA, the Company entered into an Omnibus Amendment to Note Documents with substantially all of the holders (the “Holders”) of the Company’s Senior Notes and Warrants issued under that certain Subscription Agreement dated as of January 10, 2024, as amended, pursuant to which, among other things, (i) the exercise price of the Warrants issued to the Holders was reduced from $2.00 to $1.00, (ii) the outside maturity date of the Senior Notes held by the Holders was extended from December 31, 2024 to December 31, 2025 (subject to further extension in the event the maturity date of the Convertible Note is extended), (iii) the Company’s obligation to make payments of principal under the Senior Notes held by the Holders beginning July 1, 2024 has been eliminated, and instead all obligations of the Company under such Senior Notes will be due in one lump sum on the maturity date of the Senior Notes, and (iv) the Company’s obligations under the Convertible Note and liens granted to the holder thereof, will be pari passu with the Company’s obligations under the Senior Notes held by the Holders and liens granted to the holders thereof.

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

We are engaged in the development, marketing, sale, and distribution of plant-based, dehydrated fruit and vegetable snacks and powders. Our products have historically been manufactured for us by two contract manufacturers, one based in the Republic of Chile, and the other in the Republic of Peru. The manufacturing facility in Peru houses our new large-scale continuous through-put dehydration machine that completed its first production run in the first quarter of 2023, and which substantially increased our production capacity. Our dehydrated fruit and vegetable products are produced using a new proprietary dehydration technology licensed by us from a third party. Our customers are primarily located throughout the United States. In 2024, we decided to initiate our own production facility in Peru to become vertically integrated. Our new factory is currently being built out and expected to be online and operational by October 2024. We have two large-scale REV machines on order from Enwave Corporation, a REV 100 and REV 120 machine. Both are currently in transit to the Peru facility. We also purchased a small REV 10 R&D machine that is also being delivered to Peru for installation into our new facility. In addition, we expect to move the REV 60 machine that is installed at our prior leased facility to our new facility in the near term.

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

We entered into a private labeling contract with one of the world’s largest retailers in late 2022 to supply the retailer with two products for placement in half of their domestic stores. In April 2023, the same retailer agreed to carry two additional products of ours in certain of their stores. In April 2024, we received a commitment from this retailer to carry another product of ours in their stores. Based on this most recent commitment, we anticipate that our products will be carried in a total of 1,400 of this retailer’s stores in September 2024, which will increase the total annualized revenues that we may generate from this retailer to $8 million.

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

We are currently developing additional products, including dragon fruit and private label products for large retailers.

Going Concern Uncertainty

As of June 30, 2024, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $14,804,062, with working capital of $1,302,986. We are too early in our development stage to project revenue with a necessary level of certainty; therefore, we may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company continues to develop its operations. In the event sales do not materialize at the expected rates, management would seek additional financing or would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The condensed consolidated financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Our ability to scale production and distribution capabilities and further increase the value of our brands, is largely dependent on our success in raising additional capital.

Access to our Equipment in Peru; NXTDried Superfoods

During the fourth quarter of 2023, NXTDried Superfoods, our contract manufacturer located in Peru, became involved in a legal dispute with its landlord and another third party, which resulted in that manufacturer suspending operations. As a result of such dispute, we currently do not have access to the dehydration machine that was previously operated by this manufacturer. Although we have been able to continue to fulfill orders by shifting fulfillment to other manufacturing sources, our costs of goods have increased as a result. In addition, during 2023, we recognized $761,085 of impairment expense, consisting of $485,265, $243,305 and $32,515 on the collectability of a note receivable, VAT taxes receivable and prepaid inventory, respectively, owed to us by NXTDried Superfoods.

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

In connection with our lease of the Peru Facility, we paid $275,000 on May 10, 2024, toward the purchase of a first position mortgage receivable in the amount of $1,267,000, which is secured by the Peru Facility and was owed by the landlord of the Peru Facility to its former tenant, for a purchase price of $1,267,000. The remaining $992,000 was due and payable by us on August 10, 2024, subject to certain requirements which haven’t yet been met, therefore the Company has deferred payment until a later date, to be determined.

Results of Operations for the Three Months Ended June 30, 2024 and 2023

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2024 and 2023, respectively.

	Three Months Ended
	June 30,		Increase /
	2024	2023	(Decrease)

Net revenue	$1,362,986	$343,065	$1,019,921
Cost of goods sold	1,214,227	361,461	852,766
Gross profit	148,759	(18,396)	167,155

Operating expenses:
General and administrative	321,201	141,031	180,170
Salaries and benefits	349,597	436,238	(86,641)
Professional services	304,376	158,205	146,171
Total operating expenses	975,174	735,474	239,700

Operating loss	(826,415)	(753,870)	72,545

Other income (expense):
Interest income	2,818	2,911	(93)
Interest expense	(118,957)	(222,551)	(103,594)
Total other income (expense)	(116,139)	(219,640)	(103,501)

Net loss	$(942,554)	$(973,510)	$(30,956)

Net Revenue

Our net revenue for the three months ended June 30, 2024 was $1,362,986, compared to $343,065 for the three months ended June 30, 2023, an increase of $1,019,921, or 297%. The increase in revenue was primarily due to increased sales to our largest customer during the three months ended June 30, 2024.

Cost of Goods Sold and Gross Profit

Our cost of goods sold for the three months ended June 30, 2024 was $1,214,227, compared to $361,461 for the three months ended June 30, 2023, an increase of $852,766, or 236%. Cost of goods sold increased primarily due to increased sales during the three months ended June 30, 2024. As a result of the foregoing, we had gross profit of $148,759, representing gross margins of 11%, for the three months ended June 30, 2024 as compared to a gross loss of $18,396, or negative gross margins of 5%, for the three months ended June 30, 2023. Our gross profit margin increased primarily due to cost savings realized as a result of our transition to bulk shipping arrangements during the current period. Cost of goods sold included depreciation expense for the three months ended June 30, 2024 of $56,335, compared to $55,758 for the three months ended June 30, 2023, an increase of $577, or 1%.

General and Administrative

Our general and administrative expense for the three months ended June 30, 2024 was $321,201, compared to $141,031 for the three months ended June 30, 2023, an increase of $180,170, or 128%. The largest components of our general and administrative expenses are advertising and marketing, travel, commissions, and storage, shipping and handling expense, as shown below.

	Three Months Ended June 30,
	2024	2023	Difference	% change

Advertising and marketing	$41,145	$25,691	$15,454	60%
Travel	$27,220	$4,471	$22,749	509%
Storage, shipping and handling	$88,384	$78,724	$9,660	12%
Commissions	$47,625	$35,500	$12,125	34%

Advertising and marketing expenses increased for the three months ended June 30, 2024, compared to the corresponding period in 2023, as we focused our resources on our IPO in the prior period. Our travel expenses increased for the same reason, as we resumed our international travel after the IPO that was completed in the prior year. Storage, shipping and handling expenses increased primarily due to increased international shipping rates and increased production that was driven by our increased sales. Likewise, commissions increased due to our increased sales.

Salaries and Wages

Salaries and wages for the three months ended June 30, 2024 was $349,597, compared to $436,238 for the three months ended June 30, 2023, a decrease of $86,641, or 20%. This decrease was primarily attributable to bonuses awarded in the comparative period that were not recognized in the current period. In addition, salaries and wages included $17,751 of non-cash, stock-based compensation related to stock options awarded during the current period.

Professional Fees

Professional fees for the three months ended June 30, 2024 was $304,376, compared to $158,205 for the three months ended June 30, 2023, an increase of $146,171, or 92%. This increase was primarily attributable to increased legal and consulting fees in the current period, as a portion of these fees were capitalized as offering costs on our IPO in the comparative period. Professional fees included $140,491 and $18,046 of non-cash, stock-based compensation for the three months ended June 30, 2024 and 2023, respectively.

Other Income (Expense)

In the three months ended June 30, 2024, other expense was $116,139 on a net basis, consisting of $118,957 of interest expense, as partially offset by $2,818 of interest income. For the three months ended June 30, 2023, other expense was $219,640 on a net basis, consisting of $222,551 of interest expense, as partially offset by $2,911 of interest income. Other expense decreased by $103,501, or 47%, primarily due to the decreased interest on debt which was mostly settled in June of 2023.

Net loss

Net loss for the three months ended June 30, 2024 was $942,554, compared to $973,510 for the three months ended June 30, 2023, a decrease of $30,956, or 3%. The decreased net loss was primarily due to increased gross profit and decreased interest on debt, as partially offset by increased non-cash, stock-based compensation costs and compliance costs related to reporting as a public company.

Results of Operations for the Six Months Ended June 30, 2024 and 2023

The following table summarizes selected items from the statement of operations for the six months ended June 30, 2024 and 2023, respectively.

	Six Months Ended
	June 30,		Increase /
	2024	2023	(Decrease)

Net revenue	$2,830,002	$440,405	$2,389,597
Cost of goods sold	2,397,655	488,443	1,909,212
Gross profit	432,347	(48,038)	480,385

Operating expenses:
General and administrative	640,937	321,931	319,006
Salaries and benefits	947,883	688,048	259,835
Professional services	695,042	302,346	392,696
Total operating expenses	2,283,862	1,312,325	971,537

Operating loss	(1,851,515)	(1,360,363)	491,152

Other income (expense):
Interest income	5,695	5,756	(61)
Interest expense	(147,701)	(395,996)	(248,295)
Total other income (expense)	(142,006)	(390,240)	(248,234)

Net loss	$(1,993,521)	$(1,750,603)	$242,918

Net Revenue

Our net revenue for the six months ended June 30, 2024 was $2,830,002, compared to $440,405 for the six months ended June 30, 2023, an increase of $2,389,597, or 543%. The increase in revenue was primarily due to increased sales to our largest customer during the six months ended June 30, 2024.

Cost of Goods Sold and Gross Profit

Our cost of goods sold for the six months ended June 30, 2024 was $2,397,655, compared to $488,443 for the six months ended June 30, 2023, an increase of $1,909,212, or 391%. Cost of goods sold increased primarily due to increased sales during the six months ended June 30, 2024. As a result of the foregoing, we had gross profit of $432,347, representing gross margins of 15%, for the six months ended June 30, 2024 as compared to a gross loss of $48,038, or negative gross margins of 11%, for the six months ended June 30, 2023. Our gross profit margin increased primarily due to cost savings realized as a result of our transition to bulk shipping arrangements during the current period. Cost of goods sold included depreciation expense for the six months ended June 30, 2024 of $112,671, compared to $111,581 for the six months ended June 30, 2023, an increase of $1,091, or 1%.

General and Administrative

Our general and administrative expense for the six months ended June 30, 2024 was $640,937, compared to $321,931 for the six months ended June 30, 2023, an increase of $319,006, or 99%. The largest components of our general and administrative expenses are advertising and marketing, travel, commissions, and storage, shipping and handling expense, as shown below.

	Six Months Ended June 30,
	2024	2023	Difference	% change

Advertising and marketing	$98,204	$62,360	$35,844	57%
Travel	$68,630	$29,411	$39,219	133%
Storage, shipping and handling	$192,821	$101,614	$91,207	90%
Commissions	$114,139	$60,765	$53,374	88%

Advertising and marketing expenses increased for the six months ended June 30, 2024, compared to the corresponding period in 2023, as we focused our resources on our IPO in the prior period. Our travel expenses increased for the same reason, as we resumed our international travel after the IPO that was completed in the prior year. Storage, shipping and handling expenses increased primarily due to increased international shipping rates and increased production that was driven by our increased sales. Likewise, commissions increased due to our increased sales.

Salaries and Wages

Salaries and wages for the six months ended June 30, 2024 was $947,883, compared to $688,048 for the six months ended June 30, 2023, an increase of $259,835, or 38%. This increase was primarily attributable to $394,135 of non-cash, stock-based compensation related to stock options awarded during the current period.

Professional Fees

Professional fees for the six months ended June 30, 2024 was $695,042, compared to $302,346 for the six months ended June 30, 2023, an increase of $392,696, or 130%. This increase was primarily attributable to increased legal and consulting fees in the current period, as a portion of these fees were capitalized as offering costs on our IPO in the comparative period. Professional fees included $290,85 and $68,492 of non-cash, stock-based compensation for the six months ended June 30, 2024 and 2023, respectively.

Other Income (Expense)

In the six months ended June 30, 2024, other expense was $142,006 on a net basis, consisting of $147,701 of interest expense, as partially offset by $5,695 of interest income. For the six months ended June 30, 2023, other expense was $390,240 on a net basis, consisting of $395,996 of interest expense, as partially offset by $5,756 of interest income. Other expense decreased by $248,234, or 64%, primarily due to the decreased interest on debt which was mostly settled in June of 2023.

Net loss

Net loss for the six months ended June 30, 2024 was $1,993,521, compared to $1,750,603 for the six months ended June 30, 2023, an increase of $242,918, or 14%. The increased net loss was primarily due to increased non-cash, stock-based compensation costs, and compliance costs related to reporting as a public company, as partially offset by increased gross profits and decreased interest on debt which was mostly settled in the prior year.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital as of June 30, 2024 and December 31, 2023.

	June 30,	December 31,
	2024	2023
Current Assets	$2,585,907	$1,678,243

Current Liabilities	$1,282,921	$779,093

Working Capital	$1,302,986	$899,150

As of June 30, 2024, we had working capital of $1,302,986. We have incurred net losses since our inception and we anticipate net losses and negative operating cash flows for the near future, and we may not be profitable or realize growth in the value of our assets. To date, our primary sources of capital have been cash generated from the sales of our products, common stock sales, and debt financing. As of June 30, 2024, we had cash of $936,061, total liabilities of $4,672,312, and an accumulated deficit of $14,804,062. As of December 31, 2023, we had cash of $657,789, total liabilities of $914,622, and an accumulated deficit of $12,810,541.

Cash Flow

Comparison of the Six Months Ended June 30, 2024 and the Six Months Ended June 30, 2023

The following table sets forth the primary sources and uses of cash for the periods presented below:

	Six Months Ended
	June 30,
	2024	2023
Net cash used in operating activities	$(1,357,463)	$(2,799,724)
Net cash used in investing activities	(566,431)	(10,100)
Net cash provided by financing activities	2,202,108	3,850,171
Effect of exchange rate changes on cash	58	-

Net change in cash	$278,272	$1,040,347

Net Cash Used in Operating Activities

Net cash used in operating activities was $1,357,463 for the six months ended June 30, 2024, compared to $2,799,724 for the six months ended June 30, 2023, a decrease of $1,442,261, or 52%. The decrease was primarily due to our increased stock-based compensation, accounts receivable, and accounts payable, as partially offset by the $275,000 payment for other assets.

Net Cash Used in Investing Activities

Net cash used in investing activities was $566,431 for the six months ended June 30, 2024, compared to $10,100 for the six months ended June 30, 2023, an increase of $556,331, or 5,508%. This increase was primarily attributable to $576,331 of property and equipment purchases, as partially offset by $9,900 of advances received on notes receivable in the current period, compared to $10,100 of property and equipment purchases in the comparative period.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2,202,108 for the six months ended June 30, 2024, compared to $3,850,171 for the six months ended June 30, 2023, a decrease of $1,648,063, or 43%. Our decreased cash provided by financing activities was primarily from $4,826,000 of decreased proceeds received on the sale of common stock and $10,779 of increased principal payments on finance leases, as partially offset by $578,710 of increased net proceeds received on debt financing, $2,268,791 fewer debt repayments, and $341,215 of decreased deferred offering cost payments in the prior period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the six-month period ended June 30, 2024 there were no changes to the application of critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of June 30, 2024. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

During the three-month period ended June 30, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS.

Exhibit	Description
1.1	Underwriting Agreement, dated June 26, 2024, between the Company and Alexander Capital, L.P., as Representative of the Underwriters (Incorporated by reference to Exhibit 1.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 1, 2024)
3.1	Articles of Incorporation of BranchOut Food Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s form S-1 filed with the Securities and Exchange Commission on April 24, 2023)
3.2	Bylaws of BranchOut Food Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s form S-1 filed with the Securities and Exchange Commission on June 9, 2023)
3.3	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 1.2 of the Company’s form 8-K filed with the Securities and Exchange Commission on June 22, 2023)
3.4	Certificate of Amendment to Articles of Incorporation of BranchOut Food Inc. filed January 4, 2024 (Incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on January 8, 2024)
4.1	Form of Warrant issued under Subscription Agreement dated as of January 9, 2024, as amended on April 15, 2024 (Incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on January 16, 2024)
4.2	Representative’s Warrant (Incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 1, 2024)
10.1	Subscription Agreement dated as of January 9, 2024, between BranchOut Food Inc. and the investors named therein (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on January 16, 2024)
10.2	Form of Senior Secured Note issued under Subscription Agreement dated as of January 9, 2024, as amended April 15, 2024 (Incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on January 16, 2024)
10.3	Security Agreement dated as of January 9, 2024, between BranchOut Food Inc. and the investors named therein (Incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on January 16, 2024)
10.4	First Amendment to Subscription Agreement dated as of April 16, 2024, between BranchOut Food Inc. and the investors named therein (Incorporated by reference to Exhibit 10.4 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 16, 2024)
10.5	Lease Agreement, dated as of May 10, 2024, between BranchOut Food Inc. and landlord of the Peru Facility (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on May 16, 2024)
10.6	Assignment of Credit and Substitution of Mortgagee, dated as of May 10, 2024, among BranchOut Food Inc., assignor, and landlord of the Peru Facility (Incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on May 16, 2024)
10.7	License Agreement between BranchOut Food, Inc. and EnWave Corporation dated May 7, 2021, together with amendments thereto dated October 26, 2022 and February 21, 2023. (Incorporated by reference to Exhibit 10.11 of the Form S-1 filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 24, 2023).
10.8	Third Amendment to License Agreement, dated as of May 23, 2024, between BranchOut Food Inc. and EnWave Corporation (Incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on May 28, 2024)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Eric Healy	Chief Executive Officer	August 14, 2024
Eric Healy	(Principal Executive Officer)

/s/ John Dalfonsi	Chief Financial Officer	August 14, 2024
John Dalfonsi	(Principal Accounting and Financial Officer)

