Form 10-Q
period 2024-09-30
BranchOut Food Inc.
filed 2024-11-14
CIK 1962481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title or class	Shares outstanding as of November 14, 2024
Common Stock, $0.001 par value	7,853,202

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRANCHOUT FOOD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets

Current assets:
Cash	$1,069,193	$657,789
Accounts receivable	940,560	635,549
Advances on inventory purchases	337,945	-
Inventory	844,025	336,805
Other current assets	149,570	48,100
Total current assets	3,341,293	1,678,243

Property and equipment, net	3,362,051	914,999
Right-of-use assets	1,983,629	147,228
Other assets	520,411	-
Note receivable	359,982	384,628

Total Assets	$9,567,366	$3,125,098

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$826,299	$382,948
Accrued expenses	192,336	165,244
Notes payable, current portion	374,898	200,000
Notes payable, related parties	1,200,000	-
Operating lease liability, current portion	11,673	-
Finance lease liability, current portion	33,546	30,901
Total current liabilities	2,638,752	779,093

Convertible notes payable, related parties, net of discounts, net of current portion	1,916,629	-
Notes payable, net of current portion	34,500	34,500
Notes payable, related parties, net of discounts, net of current portion	1,450,345	-
Operating lease liability, net of current portion	1,926,970	-
Finance lease liability, net of current portion	75,529	101,029

Total Liabilities	8,042,725	914,622

Stockholders’ Equity:
Preferred stock, $0.001 par value, 8,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 80,000,000 shares authorized; 6,924,600 and 4,044,252 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	6,925	4,044
Additional paid-in capital	17,594,377	15,016,973
Accumulated other comprehensive loss	(1,794)	-
Accumulated deficit	(16,074,867)	(12,810,541)
Total Stockholders’ Equity	1,524,641	2,210,476

Total Liabilities and Stockholders’ Equity	$9,567,366	$3,125,098

See accompanying notes to financial statements.

BRANCHOUT FOOD INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net revenue	$2,181,495	$906,996	$5,011,497	$1,347,401
Cost of goods sold	1,845,155	934,603	4,242,810	1,423,046
Gross profit (loss)	336,340	(27,607)	768,687	(75,645)

Operating expenses:
General and administrative	560,537	230,459	1,201,474	552,390
Salaries and wages	309,433	222,764	1,257,316	910,812
Professional fees	369,525	218,160	1,064,567	520,506
Total operating expenses	1,239,495	671,383	3,523,357	1,983,708

Operating loss	(903,155)	(698,990)	(2,754,670)	(2,059,353)

Other income (expense):
Interest income	2,882	3,001	8,577	8,757
Interest expense	(370,532)	(10,004)	(518,233)	(406,000)
Total other income (expense)	(367,650)	(7,003)	(509,656)	(397,243)

Net loss	$(1,270,805)	$(705,993)	$(3,264,326)	$(2,456,596)

Other comprehensive loss:
Loss on foreign currency translation	$(1,852)	$-	$(1,794)	$-

Net other comprehensive loss	$(1,272,657)	$(705,993)	$(3,266,120)	$(2,456,596)

Weighted average common shares outstanding - basic and diluted	6,651,065	3,984,144	5,015,563	2,286,164
Net loss per common share - basic and diluted	$(0.19)	$(0.18)	$(0.65)	$(1.07)

See accompanying notes to financial statements.

BRANCHOUT FOOD INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended September 30, 2024
							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Income	Deficit	Equity
Balance, June 30, 2024	-	$-	6,009,671	$6,010	$16,781,060	$-	$58	$(14,804,062)	$1,983,066
Common stock issued pursuant to secondary public offering	-	-	222,500	223	163,537	-	-	-	163,760
Common stock units sold to executives	-	-	692,429	692	524,308	-	-	-	525,000
Stock options issued for services	-	-	-	-	14,565	-	-	-	14,565
Common stock warrants granted to note holders pursuant to debt financing	-	-	-	-	20,958	-	-	-	20,958
Amended warrants	-	-	-	-	89,949	-	-	-	89,949
Loss on foreign currency translation	-	-	-	-	-	-	(1,852)	-	(1,852)
Net loss	-	-	-	-	-	-	-	(1,270,805)	(1,270,805)
Balance, September 30, 2024	-	$-	6,924,600	$6,925	$17,594,377	$-	$(1,794)	$(16,074,867)	$1,524,641

	For the Three Months Ended September 30, 2023
							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Income	Deficit	Equity
Balance, June 30, 2023	-	$-	3,962,940	$3,963	$14,826,972	$-	$-	$(10,635,434)	$4,195,501
Common stock issued for services	-	-	44,334	44	99,707	-	-	-	99,751
Stock options issued for services	-	-	-	-	11,146	-	-	-	11,146
Net loss	-	-	-	-	-	-	-	(705,993)	(705,993)
Balance, September 30, 2023	-	$-	4,007,274	$4,007	$14,937,825	$-	$-	$(11,341,427)	$3,600,405

	For the Nine Months Ended September 30, 2024
							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Income	Deficit	Equity
Balance, December 31, 2023	-	$-	4,044,252	$4,044	$15,016,973	$-	$-	$(12,810,541)	$2,210,476
Common stock issued pursuant to secondary public offering	-	-	1,972,500	1,973	1,162,712	-	-	-	1,164,685
Common stock units sold to executives	-	-	692,429	692	524,308	-	-	-	525,000
Common stock issued for services	-	-	215,419	216	289,869	-	-	-	290,085
Stock options issued for services	-	-	-	-	408,700	-	-	-	408,700
Common stock warrants granted to note holders pursuant to debt financing	-	-	-	-	101,866	-	-	-	101,866
Amended warrants	-	-	-	-	89,949	-	-	-	89,949
Loss on foreign currency translation	-	-	-	-	-	-	(1,794)	-	(1,794)
Net loss	-	-	-	-	-	-	-	(3,264,326)	(3,264,326)
Balance, September 30, 2024	-	$-	6,924,600	$6,925	$17,594,377	$-	$(1,794)	$(16,074,867)	$1,524,641

	For the Nine Months Ended September 30, 2023
							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Income	Deficit	Equity
Balance, December 31, 2022	-	$-	1,200,769	$1,201	$3,743,902	$-	$-	$(8,884,831)	$(5,139,728)
Common stock issued pursuant to initial public offering	-	-	1,190,000	1,190	4,940,856	-	-	-	4,942,046
Common stock issued for services	-	-	44,334	44	99,707	-	-		99,751
Stock options issued for services	-	-	-	-	79,638	-	-	-	79,638
Common stock issued for debt conversions	-	-	1,572,171	1,572	6,027,632	-	-	-	6,029,204
Common stock warrants granted to note holders pursuant to debt financing	-	-	-	-	46,090	-	-	-	46,090
Net loss	-	-	-	-	-	-	-	(2,456,596)	(2,456,596)
Balance, September 30, 2023	-	$-	4,007,274	$4,007	$14,937,825	$-	$-	$(11,341,427)	$3,600,405

See accompanying notes to financial statements.

BRANCHOUT FOOD INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(3,264,326)	$(2,456,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	173,285	167,520
Amortization of debt discounts	242,630	46,090
Common stock issued for services	290,085	99,751
Options and warrants issued for services	408,700	79,638
Amended warrants	89,949	-
Decrease (increase) in assets:
Accounts receivable	(305,011)	(244,446)
Advances on inventory purchases	(337,945)	(398,245)
Inventory	(507,220)	(181,356)
Other current assets	(101,470)	(295,527)
Right-of-use asset	106,957	10,130
Other assets	(520,411)	-
Increase (decrease) in liabilities:
Accounts payable	443,351	(111,631)
Accounts payable, related parties	-	15,750
Accrued expenses	27,092	10,674
Operating lease liability	(4,715)	-
Net cash used in operating activities	(3,259,049)	(3,258,248)

Cash flows from investing activities
Purchase of property and equipment	(2,120,337)	(66,565)
Payments received on notes receivable	24,646	-
Net cash used in investing activities	(2,095,691)	(66,565)

Cash flows from financing activities
Payment of deferred offering costs	(413,315)	(740,290)
Proceeds received on convertible notes payable, related parties	1,925,000	25,000
Proceeds received on convertible notes payable, unrelated parties	-	442,500
Proceeds received on notes payable	-	370,000
Repayment of notes payable	(325,102)	(2,420,000)
Proceeds received on notes payable, related parties	2,616,210	-
Repayment of notes payable, related parties	(115,000)	-
Repayments on revolving line of credit	-	(91,541)
Principal payments on finance lease	(22,855)	(26,819)
Proceeds from sale of common stock	2,103,000	6,226,000
Net cash provided by financing activities	5,767,938	3,784,850

Effect of exchange rate changes on cash	(1,794)	-

Net increase in cash	411,404	460,037
Cash and restricted cash - beginning of period	657,789	548,447
Cash - ending of period	$1,069,193	$1,008,484

Supplemental disclosures:
Interest paid	$126,979	$429,280
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Equipment purchased with debt financing	$500,000	$-
Relative fair value of warrants issued as a debt discount	$101,866	$46,090
Relative fair value of shares issued on debt conversions	$-	$6,029,204
Initial recognition of right-of-use assets and lease liabilities	$1,943,358	$168,320

See accompanying notes to financial statements.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

BranchOut Food Inc. (“BranchOut,” the “Company,” “we,” “our” or “us”) was incorporated as Avochips Inc. in Oregon on February 21, 2017, and converted into AvoLov, LLC, an Oregon limited liability company, on November 2, 2017. On November 19, 2021, the Company converted from an Oregon limited liability company into BranchOut Food Inc., a Nevada corporation. The Company is engaged in the development, marketing, sale, and distribution of plant-based, dehydrated fruit and vegetable snacks and powders. On April 26, 2024, the Company formed a wholly-owned subsidiary in Peru, in the form of a legal entity called a branch, for the purpose of operating a 50,000 square-foot food processing plant in Pisca, Peru (the “Peru Facility”). The Company began manufacturing products at the Peru Facility in October, 2024. The Company also purchases inventory from contract manufacturers based in South America and North America. The Company’s products are produced using a new proprietary dehydration technology that the Company licenses from a third party. The Company’s customers are primarily located throughout the United States.

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2024, the results of operations for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2023 was derived from our audited financial statements. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2023, which were included in our Annual Report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at September 30, 2024:

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

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Going Concern

As shown in the accompanying condensed consolidated financial statements, as of September 30, 2024, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $16,074,867, with working capital of $702,541, which may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute to achieving profitability. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These condensed consolidated financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities, that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. There were no cash equivalents on hand on September 30, 2024 or December 31, 2023.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, under current regulations. The Company had $631,973 and $407,789 in excess of FDIC insured limits on September 30, 2024 and December 31, 2023, respectively, and has not experienced any losses in such accounts.

Accounts Receivable

Accounts receivable is carried at their estimated collectible amounts. Trade accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had no allowance for doubtful accounts on September 30, 2024 or December 31, 2023.

Inventory

The Company’s products consist of pre-packaged and bulk-dried fruit and vegetable-based snacks, powders and ingredients purchased from contract-manufacturers in Chile and/or Peru. Raw materials consist of packaging materials. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. No reserve for obsolete inventories has been recognized. Inventory, consisting of raw materials and finished goods are stated at the lower of cost or net realizable value using the average cost valuation method, and consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Raw materials	$478,630	$13,734
Finished goods	365,395	323,071
Total inventory	844,025	336,805

The Company had prepaid inventory advances on product in the amount of $337,945 as of September 30, 2024. Advances of 70% of estimated finished product costs are made to enable manufacturers to purchase raw materials necessary to produce finished products. The remaining 30% of finished product costs are paid upon receipt of finished goods.

Property and Equipment

Property and equipment are stated at the lower of cost or estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

Office equipment	3 years
Furniture and fixtures	5 years
Equipment and machinery	5-7 years

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

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows for the three and nine months ended September 2024 and 2023:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue	$2,258,468	$1,124,578	$5,181,132	$1,576,571
Less: slotting, discounts, and allowances	76,973	217,582	169,635	229,170
Net revenue	$2,181,495	$906,996	$5,011,497	$1,347,401

Cost of Goods Sold

Cost of goods sold represents costs directly related to the purchase, production and manufacturing of the Company’s products. Costs include purchase costs, product development, freight-in, packaging, and print production costs.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $223,801 and $105,402 for the nine months ended September 30, 2024 and 2023, respectively.

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

The Company incurred stock-based compensation of $698,785 and $179,389 for the nine months ended September 30, 2024 and 2023, respectively.

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

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Related Party Transactions

Kaufman Convertible Note

On July 15, 2024, the Company entered into a Securities Purchase Agreement (as amended, the “SPA”) with Daniel L. Kaufman, pursuant to which Mr. Kaufman agreed to purchase from the Company, in a private placement (i) a 12% Senior Secured Convertible Promissory Note in the principal amount of up to $3,400,000 (the “Convertible Note”), convertible into shares of the Company’s common stock at a fixed price of $0.7582 per share of common stock, a (ii) a warrant to purchase 1,000,000 shares of common stock at an exercise price of $1.00 per share (the “$1.00 Warrant”), and (iii) a warrant to purchase 500,000 shares of common stock at an exercise price of $1.50 per share (the “$1.50 Warrant” and, together with the $1.00 Warrant, the “Warrants” and together with the Convertible Note, the “Purchased Securities”), in consideration of an initial loan in the principal amount of $2,000,000 (the “Initial Loan”) to be made to the Company under the Convertible Note, subject to the terms and conditions thereof. On July 19, 2024, the Company, Mr. Kaufman and Kaufman Kapital LLC (“Kaufman Kapital”) entered into an amendment to the SPA, which among other things, replaced Mr. Kaufman with Kaufman Kapital as the “Investor” under the SPA.

On July 24, 2024, the Company issued the Purchased Securities to the Investor in consideration of the Investor making the Initial Loan to the Company.

The Convertible Note matures on the earlier of (i) December 31, 2025, (ii) the sale by the Company of $5,000,000 of equity or debt securities in a single transaction or series of related transactions (excluding certain specified transactions), or (iii) the closing of a change of control transaction as provided in the Convertible Note. Loans outstanding under the Convertible Note bear interest at an initial rate of 12% per annum, and together with accrued principal are convertible into common stock.

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

Kaufman Promissory Note

On August 30, 2024, the Company borrowed $1,200,000 from Kaufman Kapital pursuant to a Senior Secured Promissory Note in the principal amount of $1,200,000 (the “Note”) issued by the Company to Kaufman Kapital. The Note matures on the earlier of (i) December 31, 2024, or (ii) the funding by Kaufman Kapital of an additional loan to the Company in the amount of $1,400,000 under the Convertible Note. The loan under the Note bears interest at a rate of 15% per annum. The Company’s obligations under the Note are secured by a lien on substantially all of the Company’s assets pursuant to the Security Agreement. In addition, the Note includes affirmative and negative covenants, events of defaults and other terms and conditions, customary in transactions of this nature.

Eagle Vision Promissory Notes

In connection with the sale of the Purchased Securities to Kaufman Kapital LLC under the SPA, the Company entered into an Omnibus Amendment to Note Documents with substantially all of the holders (the “Holders”) of the Company’s Senior Notes and Warrants issued under that certain Subscription Agreement dated as of January 10, 2024, as amended, pursuant to which, among other things, (i) the exercise price of the Warrants issued to the Holders was reduced from $2.00 to $1.00, (ii) the outside maturity date of the Senior Notes held by the Holders was extended from December 31, 2024 to December 31, 2025 (subject to further extension in the event the maturity date of the Convertible Note is extended), (iii) the Company’s obligation to make payments of principal under the Senior Notes held by the Holders beginning July 1, 2024 has been eliminated, and instead all obligations of the Company under such Senior Notes will be due in one lump sum on the maturity date of the Senior Notes, and (iv) the Company’s obligations under the Convertible Note and liens granted to the holder thereof, will be pari passu with the Company’s obligations under the Senior Notes held by the Holders and liens granted to the holders thereof. The amendment warrants resulted in $89,949 of additional interest expense.

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

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

The Notes mature on the earlier of December 31, 2025, or the occurrence of a Qualified Subsequent Financing or Change of Control (as such terms are defined in the Subscription Agreement) and bear interest at a rate of 15% per annum. In addition, the Notes are subject to covenants, events of defaults and other terms and conditions set forth in the Subscription Agreement. The Company’s obligations under the Notes are secured by liens on substantially all of the Company’s assets pursuant to the terms of a Security Agreement between the Company and the Investors.

Each Warrant is exercisable for a ten-year period at an exercise price of $1.00 per share.

Unit Offering Sale of Common Stock and Warrants

On July 15, 2024, the Company entered into Subscription Agreements (the “Subscription Agreements”) with three related parties, consisting of Eric Healy, the Company’s Chief Executive Officer; Eagle Vision, an affiliate of John Dalfonsi, the Company’s Chief Financial Officer; and the Company’s President, pursuant to which such investors agreed to purchase $525,000 of “Units” from the Company, each Unit consisting of (i) 100 shares of common stock, and (ii) a warrant to purchase 125 shares of common stock over the following ten years at an exercise price of $1.00 per share, at a purchase price per Unit equal to $75.82. The Company completed the sale of the Units to Eric Healy and the Company’s President on July 23, 2024, and the sale of the Units to Eagle Vision on August 30, 2024, resulting in the issuance of an aggregate of 692,429 shares of common stock and warrants to purchase 865,536 shares of common stock.

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

Note 3 – Formation of Subsidiary

On April 26, 2024, the Company formed a wholly-owned subsidiary in Peru, in the form of a legal entity called a branch, for the purpose of operating the 50,000 square-foot Peru Facility. The Company began manufacturing products at the Peru Facility in October of 2024.

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

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2024 and December 31, 2023:

	Fair Value Measurements at September 30, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$1,069,193	$-	$-
Right-of-use-assets	-	-	1,983,629
Notes receivable	-	359,982	-
Total assets	1,069,193	359,982	1,983,629
Liabilities
Convertible notes payable, net of $83,371 of discounts	-	-	1,916,629
Notes payable	-	409,398	-
Notes payable, related parties, net of $109,655 of discounts	-	2,650,345	-
Lease liabilities	-	-	2,047,718
Total liabilities	-	3,059,743	3,964,347
	1,069,193	(2,699,761)	(1,980,718)

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$657,789	$-	$-
Right-of-use-asset	-	-	147,228
Notes receivable	-	384,628	-
Total assets	657,789	384,628	147,228
Liabilities
Notes payable	-	234,500	-
Lease liability	-	-	131,930
Total liabilities	-	234,500	131,930
	657,789	150,128	15,298

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended September 30, 2024, or the year ended December 31, 2023.

Note 5 – Major Customers and Accounts Receivable

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total net revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the nine months ended September 30, 2024, two customers accounted for 99% of net revenue and 97% of accounts receivable at the end of the period, and for the nine months ended September 30, 2023, two customers accounted for 87% of net revenue and 79% of accounts receivable at the end of the period.

Note 6 – Other Current Assets

Other current assets consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Prepaid insurance costs	$23,485	$2,403
Prepaid advertising and trade show fees	32,199	20,106
Prepaid professional fees & license fees	45,202	6,056
Prepaid software service	8,978	-
Interest receivable	28,018	19,535
Refund receivable	11,688	-
Total other current assets	$149,570	$48,100

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Property and Equipment

Property and equipment as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30,	December 31,
	2024	2023
Equipment and machinery	$3,853,671	$1,233,334
Less: Accumulated depreciation	(491,620)	(318,335)
Total property and equipment, net	$3,362,051	$914,999

Depreciation of property and equipment was $173,285 and $167,520 for the nine months ended September 30, 2024 and 2023, respectively.

Note 8 – Other Assets

Other assets consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Deposit on first position mortgage(1)	$275,000	$-
VAT tax receivable(2)	245,411	-
Total other current assets	$520,411	$-

(1)	On May 10, 2024, in connection with the lease of the Company’s Peru Facility, the Company paid $275,000 toward the purchase of a first position mortgage receivable in the amount of $1,267,000, which is secured by the Peru Facility and was owed by the landlord of the Peru Facility to its former tenant, for a purchase price of $1,267,000. The remaining $992,000 was due and payable on August 10, 2024, subject to certain requirements which haven’t yet been met, therefore the Company has deferred payment until a later date, to be determined.

(2)	VAT tax receivable is comprised of taxes that were paid as the Company imported equipment and raw materials into Peru. These taxes will be refunded as inventory is exported, or if equipment is exported for any unforeseeable reason.

Note 9 – Notes Receivable

Nanuva Note Receivable

On February 4, 2021, the Company entered into a Manufacturing and Distributorship Agreement (“MDA”) with Natural Nutrition SpA, a Chilean company (“Nanuva”), in which the Company loaned $500,000 to Nanuva (“Advance Payment”) to help finance the capital investment needed for Nanuva to purchase two industrial fruit drying machines to be used in servicing the Company’s manufacturing needs. Pursuant to the MDA, the Company is entitled to recover the Advance Payment in full no later than May 31, 2027, which prior to repayment, will bear interest at 3% per annum. The Advance Payment is to be repaid pursuant to a two-dollar ($2/kg) deduction in the price of any product exported by Nanuva to the Company with certain mandatory minimum annual payments. Repayments commence on the earlier of a) the first invoice issued by Nanuva after installation of the drying equipment, or b) June 30, 2021. The MDA expires on May 31, 2027, with automatic annual renewals thereafter, unless it is terminated in accordance with the terms of the MDA. The Company deferred collection of the minimum annual payment requirement for 2023 until 2024 when several large orders were placed. As of September 30, 2024, a total of $140,018 of the Advance Payment had been repaid as a reduction of inventory costs, consisting of $140,018 of principal and $16,223 of interest. All payments consisted of reductions in inventory costs, other than a payment of $15,000 in cash on March 24, 2021. As of September 30, 2024, a total of $388,000 was outstanding from Nanuva, consisting of $359,982 of principal and $28,018 of unpaid interest. As of December 31, 2023, a total of $404,163 was outstanding from Nanuva, consisting of $384,628 of principal and $19,535 of unpaid interest. The Advance Payment is collateralized by a second lien in the equipment. Pursuant to the MDA, the Company has been appointed as Nanuva’s exclusive distributor in the following territories:

	Exclusivity	Minimum Volume
Product	Territories	(Kg/month)(“MOQ”)
Avocado Powder	Worldwide (except Chile)	1,000
Banana Chips	Worldwide (except Chile)	1,000
Avocado Snacks	North America (Canada and USA)	1,000
Avocado Chips	Worldwide	1,000
Other Powders	No Exclusivity	-0-

Note 10 – Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2024 and December 31, 2023, respectively:

	September 30,	December 31,
	2024	2023
Accrued payroll and taxes	$72,550	$43,376
Accrued interest	61,252	2,577
Accrued chargebacks	58,534	119,291
Total accrued expenses	$192,336	$165,244

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 11 – Convertible Notes Payable, Related Parties

As discussed in further detail in Note 2, on July 24, 2024, the Company issued to Kaufman Kapital in a private placement, (i) a 12% Senior Secured Convertible Promissory Note in the principal amount of up to $3,400,000, a (ii) a warrant to purchase 1,000,000 shares of common stock at an exercise price of $1.00 per share, and (iii) a warrant to purchase 500,000 shares of common stock at an exercise price of $1.50 per share, in consideration of an initial loan in the principal amount of $2,000,000 made to the Company under the Convertible Note.

The Convertible Note matures on the earlier of (i) December 31, 2025, (ii) the sale by the Company of $5,000,000 of equity or debt securities in a single transaction or series of related transactions (excluding certain specified transactions), or (iii) the closing of a change of control transaction as provided in the Convertible Note. Loans outstanding under the Convertible Note bear interest at an initial rate of 12% per annum, and together with accrued principal are convertible into common stock.

The Company’s obligations under the Convertible Note are secured by a lien granted to the Investor on substantially all of the Company’s assets pursuant to the Security Agreement. In addition, the Convertible Note includes affirmative and negative covenants, events of defaults and other terms and conditions, customary in transactions of this nature.

The Company recognized $57,957 of interest expense on convertible notes payable, related parties for the nine months ended September 30, 2024, consisting of $45,370 of stated interest expense, $9,838 of amortized debt discounts and $2,749 of amortized debt discounts due to warrants.

Note 12 – Notes Payable

Notes payable consists of the following as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
On May 22, 2023, the Company entered into an equipment purchase agreement with the EnWave Corporation (“EnWave”), for the purchase of a used 100kW Rev vacuum microwave dehydration machine (the “EnWave Machine”). Cash payments of $500,000 were paid towards the $1,000,000 purchase price on the EnWave Machine, while the $500,000 balance due is to be paid in twelve (12) monthly installments of $44,424, bearing interest 12% per annum, commencing August 1, 2024.	$374,898	$-

On March 15, 2023, the Company completed the sale of a $200,000 Promissory Note to The John & Kristen Hinman Trust Dated February 23, 2016 (the “Hinman Note”), pursuant to the Loan Agreement between the Company and the Hinman Trust. The Hinman Note carried interest at 18% per annum. The Hinman Note was repaid on January 2, 2024.	-	200,000

On May 17, 2020, the Company entered into a loan agreement with the United States Small Business Administration (the “SBA”), as lender, pursuant to the SBA’s Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business (the “EIDL Loan Agreement”) encompassing a $34,500 Promissory Note issued to the SBA (the “EIDL Note”) (together with the EIDL Loan Agreement, the “EIDL Loan”), bearing interest at 3.75% per annum. In connection with entering into the EIDL Loan, the Company also executed a security agreement, dated May 17, 2020, between the SBA and the Company pursuant to which the EIDL Loan is secured by a security interest on all of the Company’s assets. Under the EIDL Note, the Company is required to pay principal and interest payments of $169 every month beginning May 17, 2021; however, the SBA extended the repayment date to November 17, 2022. All remaining principal and accrued interest is due and payable on May 17, 2050. The EIDL Note may be repaid at any time without penalty.	34,500	34,500

Total notes payable	$409,398	$234,500
Less: current maturities	374,898	200,000
Notes payable, less current maturities	$34,500	$34,500

The Company recognized $9,231 and $251,249 of interest expense on notes payable for the nine months ended September 30, 2024 and 2023, respectively. Interest expense included $46,090 of amortized debt discounts due to warrants issued on a Subordinated Note during the nine months ended September 30, 2023.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 13 – Notes Payable, Related Parties

Kaufman Note

As discussed in Note 2, on August 30, 2024, the Company borrowed $1,200,000 from Kaufman Kapital, pursuant to a Senior Secured Promissory Note in the principal amount of $1,200,000 issued by the Company to Kaufman Kapital. The Note matures on the earlier of (i) December 31, 2024, or (ii) the funding by Kaufman Kapital of an additional loan to the Company in the amount of $1,400,000 under the Convertible Note. The loan under the Note bears interest at a rate of 15% per annum. The Company’s obligations under the Note are secured by a lien on substantially all of the Company’s assets pursuant to the Security Agreement. In addition, the Note includes affirmative and negative covenants, events of defaults and other terms and conditions, customary in transactions of this nature.

Eagle Vision Notes

As discussed in Note 2, in connection with the sale of the Purchased Securities to Kaufman Kapital under the SPA, the Company entered into an Omnibus Amendment to Note Documents with substantially all of the Holders of the Company’s Senior Notes and Warrants issued under that certain Subscription Agreement dated as of January 10, 2024, as amended, pursuant to which, among other things, (i) the exercise price of the Warrants issued to the Holders was reduced from $2.00 to $1.00, (ii) the outside maturity date of the Senior Notes held by the Holders was extended from December 31, 2024 to December 31, 2025 (subject to further extension in the event the maturity date of the Convertible Note is extended), (iii) the Company’s obligation to make payments of principal under the Senior Notes held by the Holders beginning July 1, 2024 has been eliminated, and instead all obligations of the Company under such Senior Notes will be due in one lump sum on the maturity date of the Senior Notes, and (iv) the Company’s obligations under the Convertible Note and liens granted to the holder thereof, will be pari passu with the Company’s obligations under the Senior Notes held by the Holders and liens granted to the holders thereof. The amendment warrants resulted in $89,949 of additional interest expense.

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

The Senior Notes mature on the earlier of December 31, 2025, or the occurrence of a Qualified Subsequent Financing or Change of Control (as such terms are defined in the Subscription Agreement) and bear interest at a rate of 15% per annum. In addition, the Senior Notes are subject to covenants, events of defaults and other terms and conditions set forth in the Subscription Agreement. The Company’s obligations under the Notes are secured by liens on substantially all of the Company’s assets pursuant to the terms of the Security Agreement entered into by the Company on January 10, 2024 in favor of holders of the Senior Notes (the “Security Agreement”). Each Warrant is exercisable for a ten-year period at an exercise price of $1.00 per share.

On April 16, 2024, the Company completed the sale of $225,000 of Senior Notes, and Warrants to purchase an aggregate of 56,250 shares of the Company’s common stock, to a group of seven Investors, pursuant to a First Amendment to the Subscription Agreement between the Company and the Investors dated as of April 16, 2024. The First Amendment incorporates and amends certain provisions of the Subscription Agreement, dated January 10, 2024, previously entered into by the Company and investors that purchased Notes and Warrants from the Company on January 10, 2024 (the “January Investors”). On July 30, 2024, the Company repaid an aggregate total of $115,000 of principal to three of the seven Investors in settlement of their promissory notes.

The First Amendment also (i) increased the aggregate principal amount of the Senior Notes available to be sold from time to time under the Subscription Agreement from $400,000 to $2,000,000, (ii) increased the number of shares of common stock of the Company available to be issued under Warrants sold from time to time under the Subscription Agreement from 100,000 to 600,000, (iii) provides for an aggregate one-time payment in the amount of $46,290 to the January Investors and the issuance to them of Warrants to purchase 100,000 shares of common stock, in consideration of their agreement to enter into the First Amendment, and (iv) provided for the payment of up to $80,000 to Eagle Vision Fund with the proceeds of Notes to be issued by the Company at subsequent closings of sales of Senior Notes and Warrants, in consideration of services rendered and to be rendered by Eagle Vision to holders of the Senior Notes while the Notes are outstanding, including acting as collateral agent and due diligence and collateral monitoring services.

On January 9, 2024, the Company completed the sale of $400,000 of Senior Notes and Warrants to purchase an aggregate of 100,000 shares of the Company’s common stock, to a group of six Investors led by Eagle Vision, pursuant to a Subscription Agreement between the Company and the Investors.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

In accordance with ASC 470, the Company recorded total discounts of $339,698, including $80,908 on the relative fair value of the Warrants, incurred as of September 30, 2024. The discounts are being amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded an aggregate $92,168 of interest expense pursuant to the amortization of note discounts for the nine months ended September 30, 2024. As of September 30, 2024, there were $247,530 of unamortized expenses expected to be expensed over the remaining life of the outstanding debt.

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

Notes payable, related parties, consists of the following as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023

Total Kaufman Note	$1,200,000	$-

Total Senior Notes held by Eagle Vision	$1,560,000	$-
Total notes payable, related parties	2,760,000	-
Less: debt discounts	109,655	-
Less: current maturities	1,200,000	-
Notes payable, related parties, less current maturities	$1,450,345	$-

The Company recognized $450,845 of interest expense on notes payable, related parties for the nine months ended September 30, 2024, consisting of $130,853 of stated interest expense, $175,473 of amortized debt discounts and $54,570 of amortized debt discounts due to warrants, along with $89,949 of additional interest expense related to the modification of warrants, issued to eagle Vision Investors.

The Company recognized aggregate interest expense for the nine months ended September 30, 2024 and 2023 respectively, as follows:

	September 30,	September 30,
	2024	2023
Interest on convertible notes payable, related parties	$45,370	$3,696
Amortization of debt discounts on related party convertible notes	9,838	-
Amortization of debt discounts on related party convertible notes, warrants	2,749	-
Interest on convertible notes payable	-	138,316
Interest on notes payable	9,231	205,159
Interest on notes payable, related parties	131,053	-
Amortization of debt discounts on related party notes	175,473	-
Amortization of debt discounts on modification of Eagle Vision warrants	89,949	-
Amortization of debt discounts on related party notes, warrants	54,570	46,090
Interest on revolving line of credit	-	8,251
Finance charge on letter of credit	-	2,082
Interest on credit cards	-	2,406
Total interest expense	$518,233	$406,000

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

Peru Facility Lease

On May 10, 2024, the Company entered into a ten-year lease for the 50,000 square-foot Peru Facility, which commenced operations in October of 2024. The lease of the Peru Facility requires monthly lease payments of $8,000 in the first two years of the lease, $20,000 in the third year of the lease, $22,000 in the fourth year of the lease, $24,000 in the fourth year of the lease, and $25,000 thereafter. The lease also has a 10-year renewal option, and a buy-out option under which we may purchase the Peru Facility for $1,865,456.

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

The components of lease expense were as follows:

	For the Nine Months Ended
	September 30,
	2024	2023
Operating lease cost:
Amortization of right-of-use asset	$80,973	$-
Interest on lease liability	35,284	-
Total operating lease cost	116,257	-
Finance lease cost:
Amortization of right-of-use asset	$25,985	$-
Interest on lease liability	10,059	-
Total finance lease cost	36,044	-
Total finance lease cost	$152,301	$-

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2024	2023
Operating lease:
Operating lease assets	$1,862,386	$-

Current portion of operating lease liability	$11,673	-
Noncurrent operating lease liability	1,926,970	-
Total operating lease liability	$1,938,643	$-
Finance lease:
Finance lease assets	$121,243	$147,228

Current portion of finance lease liability	$33,546	30,901
Noncurrent finance lease liability	75,529	101,029
Total finance lease liability	$109,075	$131,930

Weighted average remaining lease term:
Operating lease	9.58 years	-
Finance lease	2.66 years	3.35 years

Weighted average discount rate:
Operating lease	4.45%	-
Finance lease	11.00%	11.00%

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Supplemental cash flow and other information related to finance leases was as follows:

	For the Nine Months Ended
	September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$4,715	$-
Finance cash flows used for finance leases	$22,855	$-
		-
Leased assets obtained in exchange for lease liabilities:		-
Total operating lease liabilities	$1,943,358	$-
Total finance lease liabilities	$168,320	$-

The future minimum lease payments due under operating leases as of September 30, 2024 is as follows:

Year Ending	Minimum Lease
December 31,	Commitments
2024 (for the three months remaining)	$24,000
2025	96,000
2026	192,000
2027	256,000
2028	280,000
Thereafter	1,596,000
Total minimum lease payments	2,444,000
Less effects of discounting	505,357
Lease liability recognized	1,938,643
Less current portion	11,673
Long-term operating lease liability	$1,926,970

The future minimum lease payments due under finance leases as of September 30, 2024 is as follows:

Year Ending	Minimum Lease
December 31,	Commitments
2024 (for the three months remaining)	$10,972
2025	43,886
2026	43,886
2027	29,258
Total minimum lease payments	128,002
Less effects of discounting	18,927
Lease liability recognized	109,075
Less current portion	33,546
Long-term finance lease liability	$75,529

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

Operating Lease

On May 10, 2024, the Company entered into a ten-year lease for the 50,000 square-foot Peru Facility, which commenced operations in October of 2024. The lease requires monthly lease payments of $8,000 in the first two years of the lease, $20,000 in the third year of the lease, $22,000 in the fourth year of the lease, $24,000 in the fourth year of the lease, and $25,000 thereafter. The lease also has a 10-year renewal option, and a buy-out option under which the Company may purchase the Peru Facility for $1,865,456.

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

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 16 – Changes in Stockholders’ Equity

Preferred Stock

The Company has authorized 8,000,000 shares of $0.001 par value preferred stock. As of September 30, 2024, none of the preferred stock had been designated or issued.

Common Stock

The Company has authorized 80,000,000 shares of $0.001 par value common stock. As of September 30, 2024, a total of 6,924,600 shares of common stock had been issued. Each holder of common stock is entitled to one vote for each share of common stock held.

Unit Offering Sale of Common Stock and Warrants, Related Parties

On July 15, 2024, the Company entered into Subscription Agreements (the “Subscription Agreements”) with three related parties, consisting of Eric Healy, the Company’s Chief Executive Officer; Eagle Vision; and the Company’s President, pursuant to which such investors agreed to purchase $525,000 of “Units” from the Company, each Unit consisting of (i) 100 shares of common stock, and (ii) a warrant to purchase 125 shares of common stock over the following ten years at an exercise price of $1.00 per share, at a purchase price per Unit equal to $75.82. The Company completed the sale of the Units to Eric Healy and the Company’s President on July 23, 2024, and the sale of the Units to Eagle Vision on August 30, 2024, an affiliate of Mr. Dalfonsi, the Company’s CFO, resulting in the issuance of an aggregate of 692,429 shares of common stock and warrants to purchase 865,536 shares of common stock.

Common Stock Sales

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

Pursuant to the Underwriting Agreement, the Company agreed to an 8.0% underwriting discount on the gross proceeds received by the Company for the Shares, in addition to reimbursement of certain expenses, made customary representations, warranties and covenants concerning the Company, and also agreed to indemnify the Underwriters against certain liabilities, including liabilities under the Securities Act. In addition, the officers and directors of the Company have agreed not to offer, sell, transfer or otherwise dispose of any shares of the Company’s common stock, or securities convertible into, or exercisable or exchangeable for, shares of common stock, during the six-month period following the date of the Prospectus, and the Company agreed that it will not issue or announce the issuance or proposed issuance of any shares of common stock or common stock equivalents for a period of six months following the date of the Prospectus, other than certain exempt issuances.

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

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 17 – Common Stock Options

Stock Incentive Plan

Our board of directors and shareholders adopted the 2022 Equity Plan on January 1, 2022. The 2022 Equity Plan allows for the grant of a variety of equity vehicles to provide flexibility in implementing equity awards, including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards. The number of shares reserved for issuance under the 2022 Equity Plan was initially an aggregate of 600,000 shares, as adjusted on June 15, 2023 in connection with the Company’s reverse stock split, subject to annual increases under the plan, resulting in 1,009,000 reserved shares as of September 30, 2024. There were 593,470 options with a weighted average exercise price of $2.39 per share, and a weighted average remaining life of approximately 8.63 years, outstanding as of September 30, 2024.

Common Stock Options Issued for Services

On May 1, 2024, the Company granted options to purchase 30,000 shares of the Company’s common stock, having an exercise price of $2.40 per share, exercisable over a 10-year term, to a new employee. The options will vest monthly over three years from the date of grant. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 41% and a call option value of $1.1806, was $35,419. The options are being expensed over the vesting period, resulting in $4,920 of stock-based compensation expense during the nine months ended September 30, 2024. As of September 30, 2024, a total of $30,499 of unamortized expenses are expected to be expensed over the vesting period.

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

Note 18 – Common Stock Warrants

Warrants to purchase a total of 3,462,162 shares of common stock at a weighted average exercise price of $1.87 per share, with a weighted average remaining life of approximately 5.37 years, were outstanding as of September 30, 2024.

Warrants Issued Pursuant to Convertible Note Financing

As discussed in further detail in Note 2, on July 24, 2024, the Company issued to Kaufman Kapital, in a private placement (i) a 12% Senior Secured Convertible Promissory Note in the principal amount of up to $3,400,000, (ii) a warrant to purchase 1,000,000 shares of common stock at an exercise price of $1.00 per share, and (iii) a warrant to purchase 500,000 shares of common stock at an exercise price of $1.50 per share, in consideration of an initial loan in the principal amount of $2,000,000 made to the Company under the Convertible Note. The proceeds received were allocated between the debt and warrants on a relative fair value basis. The relative aggregate estimated value of the $1.00 Warrants using the Black-Scholes Pricing Model, based on a weighted average volatility rate of 39% and a weighted average call option value of $0.2138, was $20,303, of which $2,663 was recognized as finance expense during the nine months ended September 30, 2024. As of September 30, 2024, there was $17,640 of unamortized expenses expected to be expensed over the remaining life of the outstanding debt. The relative aggregate estimated value of the $1.50 Warrants using the Black-Scholes Pricing Model, based on a weighted average volatility rate of 39% and a weighted average call option value of $0.0768, was $655, of which $86 was recognized as finance expense during the nine months ended September 30, 2024. As of September 30, 2024, there was $569 of unamortized expenses expected to be expensed over the remaining life of the outstanding debt.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Warrants Issued Pursuant to Executive Unit Offering Sale

On July 15, 2024, the Company entered into Subscription Agreements with three related parties, consisting of Eric Healy, the Company’s Chief Executive Officer; Eagle Vision; and the Company’s President, pursuant to which such investors agreed to purchase $525,000 of “Units” from the Company, each Unit consisting of (i) 100 shares of common stock, and (ii) a warrant to purchase 125 shares of common stock over the following ten years at an exercise price of $1.00 per share, at a purchase price per Unit equal to $75.82. The Company completed the sale of the Units to Eric Healy and the Company’s President on July 23, 2024, and the sale of the Units to Eagle Vision on August 30, 2024, resulting in the issuance of an aggregate of 692,429 shares of common stock and warrants to purchase 865,536 shares of common stock.

Warrants Issued Pursuant to Underwriting Agreement

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

Warrants Issued Pursuant to Debt Offering

On various dates from January 9, 2024 through May 22, 2024, the Company issued Warrants to purchase an aggregate total of 518,750 shares of common stock at an exercise price of $2.00 per share in connection with the sale of Senior Notes to a group of Investors led by Eagle Vision, in the aggregate principal amount of $1,675,000. The proceeds received were allocated between the debt and warrants on a relative fair value basis. The relative aggregate estimated value of the warrants using the Black-Scholes Pricing Model, based on a weighted average volatility rate of 40% and a weighted average call option value of $0.1560, was $80,908, of which $54,570 was recognized as finance expense during the nine months ended September 30, 2024. As of September 30, 2024, there was $26,338 of unamortized expenses expected to be expensed over the remaining life of the outstanding debt.

Amendment of Senior Notes and Warrants

In connection with the sale of the Purchased Securities to Kaufman Kapital under the SPA, the Company entered into an Omnibus Amendment to Note Documents with substantially all of the Holders of the Company’s Senior Notes and Warrants issued under that certain Subscription Agreement dated as of January 10, 2024, as amended, pursuant to which, among other things, (i) the exercise price of the Warrants issued to the Holders was reduced from $2.00 to $1.00, (ii) the outside maturity date of the Senior Notes held by the Holders was extended from December 31, 2024 to December 31, 2025 (subject to further extension in the event the maturity date of the Convertible Note is extended), (iii) the Company’s obligation to make payments of principal under the Senior Notes held by the Holders beginning July 1, 2024 has been eliminated, and instead all obligations of the Company under such Senior Notes will be due in one lump sum on the maturity date of the Senior Notes, and (iv) the Company’s obligations under the Convertible Note and liens granted to the holder thereof, will be pari passu with the Company’s obligations under the Senior Notes held by the Holders and liens granted to the holders thereof. The amendment warrants resulted in $89,949 of additional interest expense.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 19 - Income Taxes

The Company incurred a net operating loss for the nine months ended September 30, 2024, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. On September 30, 2024, the Company had approximately $8.86 million of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2041.

The effective income tax rate for the nine months ended September 30, 2024 and 2023, was 21%.

The Company has incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, a valuation allowance has been recorded against the Federal and state deferred tax assets as of September 30, 2024 and December 31, 2023.

Additionally, in accordance with ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 20 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued, noting no reportable event, except as follows:

Nasdaq Compliance

On April 11, 2024, we received a letter from The Nasdaq Stock Market stating that we were not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Rule”) because our stockholders’ equity of $2,210,476 as of December 31, 2023 was below the minimum requirement of $2,500,000. Pursuant to Nasdaq’s Listing Rules, the Company submitted a plan to Nasdaq to regain compliance with the Rule, which was accepted by Nasdaq and provided the Company with an extension until October 8, 2024 to regain compliance with the Rule. On October 10, 2024, Nasdaq notified the Company that it did not meet the terms of the extension, and as a result, unless the Company requested an appeal, trading of the Company’s common stock on Nasdaq would be suspended. On October 11, 2024, the Company submitted a request for a hearing with Nasdaq’s Hearings Panel to appeal Nasdaq’s delisting determination.

October 23, 2024 the Company entered into an At-The-Market Issuance Sales Agreement (the “ATM Agreement”) with Alexander Capital, L.P. (“Alexander Capital”). Pursuant to the ATM Agreement, the Company may from time-to-time issue and sell to, or through, Alexander Capital, acting as the Company’s sales agent, shares of the Company’s common stock (the “Shares”), having an aggregate offering price of up to $3,000,000.

As of November 14, 2024, as a result of the sale of 928,602 Shares under the ATM Agreement for aggregate gross offering proceeds of approximately $1,795,000, the Company has regained compliance with the Rule and the hearing before the Hearing Panel was cancelled. However, Nasdaq has informed the Company that it will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if the Company fails to evidence compliance with the Rule upon the filing of its Annual Report on Form 10-K for the year ended December 31, 2024, the Company may be subject to delisting.

Common Stock Sales

On October 23, 2024 the Company entered into an At-The-Market Issuance Sales Agreement (the “ATM Agreement”) with Alexander Capital, L.P. (“Alexander Capital”). Pursuant to the ATM Agreement, the Company may from time-to-time issue and sell to, or through Alexander Capital, acting as the Company’s sales agent, shares of the Company’s common stock, par value $0.001 per share (the “Shares”), having an aggregate offering price of up to $3,000,000.

On October 24, 2024, the Company placed 1,000,000 shares into an account with Alexander Capital for the purpose of effecting sales of Shares under the ATM Agreement. As of November 14, 2024, 928,602 of these Shares have been sold under the ATM Agreement, for aggregate gross offering proceeds of approximately $1,795,000. The Company expects to incur approximately $165,000 of offering costs if all $3,000,000 of the Shares are sold under the ATM Agreement.

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

We are engaged in the development, marketing, sale, and distribution of plant-based, dehydrated fruit and vegetable snacks and powders. Our products have historically been manufactured for us by two contract manufacturers, one based in the Republic of Chile, and the other in the Republic of Peru, which housed our large-scale continuous through-put dehydration machine that completed its first production run in the first quarter of 2023. Our dehydrated fruit and vegetable products are produced using a new proprietary dehydration technology licensed by us from a third party. Our customers are primarily located throughout the United States. In 2024, we decided to initiate our own production facility in Peru to become vertically integrated. We recently completed the build out of the new facility, which commenced operations in October 2024, and utilizes three large-scale REV machines (a REV 60, REV 100 and REV 120) that we recently purchased from EnWave Corporation, as well as, a small REV 10 R&D machine that is being used for product development and customer sample purposes.

Using our licensed technology platform, we believe our lines of branded, private-label and industrial ingredient products positively address current consumer trends. In our experience, conventional dehydration methods, such as freeze-drying and air drying, tend to degrade most fruit and vegetables through oxidation, browning/color degradation, nutritional content reduction and/or flavor loss. As a result, certain highly sensitive fruits, such as avocados and bananas, have not previously been successfully offered as a dehydrated base for consumer products. We believe that our licensed technology platform and process is the only way to produce quality avocado and banana-based snack and powdered products. Additionally, we believe our licensed technology platform produces superior products when using other fruits and vegetables when compared to conventional drying and dehydration technologies. We license technology, consisting of a portfolio of patents, and purchased production machines, from EnWave, and we have been granted the exclusive rights to use the licensed technology platform as applied to avocados. In addition, BranchOut has the nonexclusive rights to use the licensed technology platform for other products.

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

Going Concern Uncertainty

As of September 30, 2024, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $16,074,867, with working capital of $702,541. We are too early in our development stage to project revenue with a necessary level of certainty; therefore, we may not have sufficient funds to sustain our operations for the next twelve months and we may need to raise additional cash to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company continues to develop its operations. In the event sales do not materialize at the expected rates, management would seek additional financing or would attempt to conserve cash by further reducing expenses. There can be no assurance that we will be successful in achieving these objectives.

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

Access to our Equipment in Peru; NXTDried Superfoods

During the fourth quarter of 2023, NXTDried Superfoods, our contract manufacturer located in Peru, became involved in a legal dispute with its landlord and another third party, which resulted in that manufacturer suspending operations. As a result of such dispute, we currently do not have access to the dehydration machine that was previously operated by this manufacturer. Although we have been able to continue to fulfill orders by shifting fulfillment to other manufacturing sources, and have recently opened our new facility in Peru, our costs of goods for the three and nine month periods ending September 30, 2024, have increased as a result. In addition, during 2023, we recognized $761,085 of impairment expense, consisting of $485,265, $243,305 and $32,515 on the collectability of a note receivable, VAT taxes receivable and prepaid inventory, respectively, owed to us by NXTDried Superfoods.

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

Results of Operations for the Three Months Ended September 30, 2024 and 2023

The following table summarizes selected items from the statement of operations for the three months ended September 30, 2024 and 2023, respectively.

	Three Months Ended
	September 30,		Increase /
	2024	2023	(Decrease)

Net revenue	$2,181,495	$906,996	$1,274,499
Cost of goods sold	1,845,155	934,603	910,552
Gross profit	336,340	(27,607)	363,947

Operating expenses:
General and administrative	560,537	230,459	330,078
Salaries and benefits	309,433	222,764	86,669
Professional services	369,525	218,160	151,365
Total operating expenses	1,239,495	671,383	568,112

Operating loss	(903,155)	(698,990)	204,165

Other income (expense):
Interest income	2,882	3,001	(119)
Interest expense	(370,532)	(10,004)	360,528
Total other income (expense)	(367,650)	(7,003)	360,647

Net loss	$(1,270,805)	$(705,993)	$564,812

Net Revenue

Our net revenue for the three months ended September 30, 2024 was $2,181,495, compared to $906,996 for the three months ended September 30, 2023, an increase of $1,274,499, or 141%. The increase in revenue was primarily due to increased sales to our largest customer during the three months ended September 30, 2024.

Cost of Goods Sold and Gross Profit

Our cost of goods sold for the three months ended September 30, 2024 was $1,845,155, compared to $934,603 for the three months ended September 30, 2023, an increase of $910,552, or 97%. Cost of goods sold increased primarily due to increased sales during the three months ended September 30, 2024. As a result of the foregoing, we had gross profit of $336,340, representing gross margins of 15%, for the three months ended September 30, 2024 as compared to a gross loss of $27,607, or negative gross margins of 3%, for the three months ended September 30, 2023. Our gross profit margin increased primarily due to cost savings realized as a result of our transition to bulk shipping arrangements during the current period. Cost of goods sold included depreciation expense for the three months ended September 30, 2024 of $60,614, compared to $55,939 for the three months ended September 30, 2023, an increase of $4,675, or 8%.

General and Administrative

Our general and administrative expense for the three months ended September 30, 2024 was $560,537, compared to $230,459 for the three months ended September 30, 2023, an increase of $330,078, or 143%. The largest components of our general and administrative expenses are advertising and marketing, rent, travel, commissions, and storage, shipping and handling expense, as shown below.

	Three Months Ended September 30,
	2024	2023	Difference	% change

Advertising and marketing	$125,597	$43,042	$82,555	192%
Rent	$160,751	$20,069	$140,682	701%
Travel	$30,502	$12,121	$18,381	152%
Commissions	$24,910	$63,723	$(38,813)	(61)%
Storage, shipping and handling	$118,252	$51,485	$66,767	130%

Advertising and marketing expenses increased for the three months ended September 30, 2024, compared to the corresponding period in 2023, as we focused our resources on our IPO in the prior period. Our rent increased primarily due to leases entered into in the current year, as we began to develop our operating facility in Peru, which resulted in increased travel expenses for the same reason. Sales commissions decreased as we focused most of our resources on servicing our largest customer. We expect commissions to increase as we grow. Storage, shipping and handling expenses increased primarily due to increased international shipping rates and increased production that was driven by our increased sales.

Salaries and Wages

Salaries and wages for the three months ended September 30, 2024 was $309,433, compared to $222,764 for the three months ended September 30, 2023, an increase of $86,669, or 39%. This increase was primarily attributable to an increased head count necessary to service our expanded sales and build out of our production facility in Peru. In addition, salaries and wages included $14,565 of non-cash, stock-based compensation related to stock options awarded during the current period.

Professional Fees

Professional fees for the three months ended September 30, 2024 was $369,525, compared to $218,160 for the three months ended September 30, 2023, an increase of $151,365, or 69%. This increase was primarily attributable to increased legal and consulting fees in the current period. Professional fees included $110,897 of non-cash, stock-based compensation for the three months ended September 30, 2023.

Other Income (Expense)

In the three months ended September 30, 2024, other expense was $367,650 on a net basis, consisting of $370,532 of interest expense, as partially offset by $2,882 of interest income. For the three months ended September 30, 2023, other expense was $7,003 on a net basis, consisting of $10,004 of interest expense, as partially offset by $3,001 of interest income. Other expense increased by $360,647, or 5,150%, primarily due to interest on increased outstanding debt as we funded our expansion into Peru during the current period.

Net loss

Net loss for the three months ended September 30, 2024 was $1,270,805, compared to $705,993 for the three months ended September 30, 2023, an increase of $564,812, or 80%. The increased net loss was primarily due to increased compensation and compliance costs related to reporting as a public company during the current period and increased interest expense, as partially offset by increased gross profits and a $96,332 decrease in stock-based compensation.

Results of Operations for the Nine Months Ended September 30, 2024 and 2023

The following table summarizes selected items from the statement of operations for the nine months ended September 30, 2024 and 2023, respectively.

	Nine Months Ended
	September 30,		Increase /
	2024	2023	(Decrease)

Net revenue	$5,011,497	$1,347,401	$3,664,096
Cost of goods sold	4,242,810	1,423,046	2,819,764
Gross profit	768,687	(75,645)	844,332

Operating expenses:
General and administrative	1,201,474	552,390	649,084
Salaries and benefits	1,257,316	910,812	346,504
Professional services	1,064,567	520,506	544,061
Total operating expenses	3,523,357	1,983,708	1,539,649

Operating loss	(2,754,670)	(2,059,353)	695,317

Other income (expense):
Interest income	8,577	8,757	(180)
Interest expense	(518,233)	(406,000)	112,233
Total other income (expense)	(509,656)	(397,243)	112,413

Net loss	$(3,264,326)	$(2,456,596)	$807,730

Net Revenue

Our net revenue for the nine months ended September 30, 2024 was $5,011,497, compared to $1,347,401 for the nine months ended September 30, 2023, an increase of $3,664,096, or 272%. The increase in revenue was primarily due to increased sales to our largest customer during the nine months ended September 30, 2024.

Cost of Goods Sold and Gross Profit

Our cost of goods sold for the nine months ended September 30, 2024 was $4,242,810, compared to $1,423,046 for the nine months ended September 30, 2023, an increase of $2,819,764, or 198%. Cost of goods sold increased primarily due to increased sales during the nine months ended September 30, 2024. As a result of the foregoing, we had gross profit of $768,687, representing gross margins of 15%, for the nine months ended September 30, 2024 as compared to a gross loss of $75,645, or negative gross margins of 6%, for the nine months ended September 30, 2023. Our gross profit margin increased primarily due to cost savings realized as a result of our transition to bulk shipping arrangements during the current period. Cost of goods sold included depreciation expense for the nine months ended September 30, 2024 of $173,285, compared to $167,520 for the nine months ended September 30, 2023, an increase of $5,765, or 3%.

General and Administrative

Our general and administrative expense for the nine months ended September 30, 2024 was $1,201,474, compared to $552,390 for the nine months ended September 30, 2023, an increase of $649,084, or 118%. The largest components of our general and administrative expenses are advertising and marketing, rent, travel, commissions, and storage, shipping and handling expense, as shown below.

	Nine Months Ended September 30,
	2024	2023	Difference	% change

Advertising and marketing	$223,801	$105,402	$118,399	112%
Rent	$160,751	$20,069	$140,682	701%
Travel	$99,132	$41,532	$57,600	139%
Commissions	$139,049	$124,488	$14,561	12%
Storage, shipping and handling	$311,073	$153,099	$157,974	103%

Advertising and marketing expenses increased for the nine months ended September 30, 2024, compared to the corresponding period in 2023, as we focused our resources on our IPO in the prior period. Our rent increased primarily due to leases entered into in the current year, as we began to develop our operating facility in Peru, which resulted in increased travel expenses for the same reason. Commissions increased due to our increased sales, and storage, shipping and handling expenses increased primarily due to increased international shipping rates and increased production that was driven by our increased sales.

Salaries and Wages

Salaries and wages for the nine months ended September 30, 2024 was $1,257,316, compared to $910,812 for the nine months ended September 30, 2023, an increase of $346,504, or 38%. This increase was primarily attributable to $408,700 of non-cash, stock-based compensation related to stock options awarded during the current period.

Professional Fees

Professional fees for the nine months ended September 30, 2024 was $1,064,567, compared to $520,506 for the nine months ended September 30, 2023, an increase of $544,061, or 105%. This increase was primarily attributable to increased legal and consulting fees in the current period, as a portion of these fees were capitalized as offering costs on our IPO in the comparative period. Professional fees included $290,085 and $179,389 of non-cash, stock-based compensation for the nine months ended September 30, 2024 and 2023, respectively.

Other Income (Expense)

In the nine months ended September 30, 2024, other expense was $509,656 on a net basis, consisting of $518,233 of interest expense, as partially offset by $8,577 of interest income. For the nine months ended September 30, 2023, other expense was $397,243 on a net basis, consisting of $406,000 of interest expense, as partially offset by $8,757 of interest income. Other expense decreased by $112,413, or 28%, primarily due to interest on increased outstanding debt as we funded our expansion into Peru during the current period.

Net loss

Net loss for the nine months ended September 30, 2024 was $3,264,326, compared to $2,456,596 for the nine months ended September 30, 2023, an increase of $807,730, or 33%. The increased net loss was primarily due to increased compensation and compliance costs related to reporting as a public company, including a $519,396 increase in stock-based compensation during the current period and increased interest expense, as partially offset by increased gross profits.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital as of September 30, 2024 and December 31, 2023.

	September 30,	December 31,
	2024	2023
Current Assets	$3,341,293	$1,678,243

Current Liabilities	$2,638,752	$779,093

Working Capital	$702,541	$899,150

As of September 30, 2024, we had working capital of $702,541. We have incurred net losses since our inception and we anticipate net losses and negative operating cash flows for the near future, and we may not be profitable or realize growth in the value of our assets. To date, our primary sources of capital have been cash generated from the sales of our products, common stock sales, and debt and equity financing. As of September 30, 2024, we had cash of $1,069,193, total liabilities of $8,042,725, and an accumulated deficit of $16,074,867. As of December 31, 2023, we had cash of $657,789, total liabilities of $914,622, and an accumulated deficit of $12,810,541.

Cash Flow

Comparison of the Nine Months Ended September 30, 2024 and the Nine Months Ended September 30, 2023

The following table sets forth the primary sources and uses of cash for the periods presented below:

	Nine Months Ended
	September 30,
	2024	2023
Net cash used in operating activities	$(3,259,049)	$(3,258,248)
Net cash used in investing activities	(2,095,691)	(66,565)
Net cash provided by financing activities	5,767,938	3,784,850
Effect of exchange rate changes on cash	(1,794)	-

Net change in cash	$411,404	$460,037

Net Cash Used in Operating Activities

Net cash used in operating activities was $3,259,049 for the nine months ended September 30, 2024, compared to $3,258,248 for the nine months ended September 30, 2023, an increase of $801. The increase was primarily due to our increased net loss and increased inventory purchases, as adjusted for increased stock-based compensation, increased accounts payable, and a $275,000 payment for other assets.

Net Cash Used in Investing Activities

Net cash used in investing activities was $2,095,691 for the nine months ended September 30, 2024, compared to $66,565 for the nine months ended September 30, 2023, an increase of $2,029,126, or 3,048%. This increase was primarily attributable to $2,120,337 of property and equipment purchases, as partially offset by $24,646 of advances received on notes receivable in the current period, compared to $66,565 of property and equipment purchases in the comparative period.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $5,767,938 for the nine months ended September 30, 2024, compared to $3,784,850 for the nine months ended September 30, 2023, an increase of $1,983,088, or 52%. Our increased cash provided by financing activities was primarily from $3,703,710 of increased net proceeds received on debt financing, $2,071,439 of decreased debt repayments, $326,975 of decreased deferred offering cost payments, and $3,964 of decreased principal payments on finance leases, as partially offset by $4,123,000 of decreased proceeds received on the sale of common stock.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the nine-month period ended September 30, 2024 there were no changes to the application of critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of September 30, 2024. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

During the three-month period ended September 30, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following issuances of equity securities by the Company during the three-month period ended September 30, 2024 were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder:

On August 30, 2024, the Company issued 131,891 shares of common stock, restricted in accordance with Rule 144, to Eagle Vision Fund LP, a Company owned by the Company’s CFO, pursuant to the sale of a unit offering.

On July 23, 2024, the Company issued 32,973 shares of common stock, restricted in accordance with Rule 144, to the Company’s President pursuant to the sale of a unit offering.

On July 23, 2024, the Company issued 527,565 shares of common stock, restricted in accordance with Rule 144, to the Company’s CEO pursuant to the sale of a unit offering.

In connection with the above security issuances, we did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above was registered under the Securities Act. In making the sales without registration under the Securities Act, we relied upon one or more of the exemptions from registration contained in Section 4(2) of the Securities Act, and in Regulation D promulgated under the Securities Act. No general solicitation or advertising was used in connection with the sales.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS.

Exhibit	Description
1.1	Underwriting Agreement, dated June 26, 2024, between the Company and Alexander Capital, L.P., as Representative of the Underwriters (Incorporated by reference to Exhibit 1.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 1, 2024)
1.2	At-The-Market Issuance Sales Agreement, dated as of October 23, 2024, between BranchOut Food Inc. and Alexander Capital, L.P. (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on October 23, 2024)
3.1	Articles of Incorporation of BranchOut Food Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s form S-1 filed with the Securities and Exchange Commission on April 24, 2023)
3.2	Bylaws of BranchOut Food Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s form S-1 filed with the Securities and Exchange Commission on June 9, 2023)
3.3	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 1.2 of the Company’s form 8-K filed with the Securities and Exchange Commission on June 22, 2023)
3.4	Certificate of Amendment to Articles of Incorporation of BranchOut Food Inc. filed January 4, 2024 (Incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on January 8, 2024)
4.1	Form of Warrant issued under Subscription Agreement dated as of January 9, 2024, as amended on April 15, 2024 (Incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on January 16, 2024)
4.2	Representative’s Warrant (Incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 1, 2024)
4.3	Form of 12% Senior Secured Convertible Promissory Note of the Company in the principal amount of up to $3,400,000 issuable under Securities Purchase Agreement dated July 15, 2024 (Incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 19, 2024)
4.4	Form of $1.00 Warrant issuable under Securities Purchase Agreement dated July 15, 2024 (Incorporated by reference to Exhibit 4.2 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 19, 2024)
4.5	Form of $1.50 Warrant issuable under Securities Purchase Agreement dated July 15, 2024 (Incorporated by reference to Exhibit 4.3 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 19, 2024)
4.6	Form of Warrant issuable under Subscription Agreement dated July 15, 2024 (Incorporated by reference to Exhibit 4.4 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 19, 2024)
10.1	Subscription Agreement dated as of January 9, 2024, between BranchOut Food Inc. and the investors named therein (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on January 16, 2024)
10.2	Form of Senior Secured Note issued under Subscription Agreement dated as of January 9, 2024, as amended April 15, 2024 (Incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on January 16, 2024)
10.3	Security Agreement dated as of January 9, 2024, between BranchOut Food Inc. and the investors named therein (Incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on January 16, 2024)
10.4	First Amendment to Subscription Agreement dated as of April 16, 2024, between BranchOut Food Inc. and the investors named therein (Incorporated by reference to Exhibit 10.4 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 16, 2024)
10.5	Lease Agreement, dated as of May 10, 2024, between BranchOut Food Inc. and landlord of the Peru Facility (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on May 16, 2024)
10.6	Assignment of Credit and Substitution of Mortgagee, dated as of May 10, 2024, among BranchOut Food Inc., assignor, and landlord of the Peru Facility (Incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on May 16, 2024)
10.7	License Agreement between BranchOut Food, Inc. and EnWave Corporation dated May 7, 2021, together with amendments thereto dated October 26, 2022 and February 21, 2023. (Incorporated by reference to Exhibit 10.11 of the Form S-1 filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 24, 2023).
10.8	Third Amendment to License Agreement, dated as of May 23, 2024, between BranchOut Food Inc. and EnWave Corporation (Incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on May 28, 2024)
10.9	Securities Purchase Agreement, dated July 15, 2024, between the Company and Daniel L. Kaufman (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 19, 2024)
10.10	Amendment to Securities Purchase Agreement, dated July 19, 2024, by and among the Company, Daniel L. Kaufman and Kaufman Kapital LLC (Incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 19, 2024)
10.11	Unit Subscription Agreement of the Company, dated July 15, 2024 (Incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 19, 2024)
10.12	Security Agreement between the Company and Kaufman Kapital LLC, dated July 23, 2024 (Incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 29, 2024)
10.13	Omnibus Amendment to Note Documents, dated July 23, 2024, between the Company and holders of the Company’s Senior Notes (Incorporated by reference to Exhibit 10.4 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 29, 2024)
10.14	Senior Secured Promissory Note of the Company in the principal amount of $1,200,000, dated August 29, 2024, issued to Kaufman Kapital LLC (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on August 30, 2024)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Eric Healy	Chief Executive Officer	November 14, 2024
Eric Healy	(Principal Executive Officer)

/s/ John Dalfonsi	Chief Financial Officer	November 14, 2024
John Dalfonsi	(Principal Accounting and Financial Officer)

