Form 10-K
period 2024-12-31
BranchOut Food Inc.
filed 2025-04-15
CIK 1962481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of $1.73 per share as of June 30, 2024 was approximately $14,304,692.

As of April 14, 2025, there were 9,584,769 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

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

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation:

●	the factors set forth under “Risk Factors” in this Form 10-K;
●	the fact that we have a limited operating history;
●	the expected growth of our business and our Company;
●	our ability to comply with Nasdaq continued listing requirements;
●	estimates of our total addressable market and our expectations about market trends;
●	whether we are able to achieve commercial success and market acceptance for our products;
●	our expectations regarding competitive companies and technologies and our industry generally;
●	the impact on our business, financial condition and results of operation from COVID-19, or any pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide;
●	our ability to manage and grow our business by expanding our commercial organization and increasing our sales to existing and new customers in current and new geographies;
●	our ability to manufacture sufficient quantities of our products with sufficient quality;
●	our ability to accurately forecast customer demand for our products and manage our inventory;
●	our ability to establish and maintain intellectual property protection for our products or avoid future claims of infringement;
●	tariffs imposed on the importation of our products into the United States;
●	U.S. or foreign regulatory actions affecting us or the food and beverage industry generally;
●	the timing or likelihood of making regulatory filings and obtaining regulatory approvals;
●	our ability to hire and retain key personnel;
●	our ability to obtain additional financing if and when required for our operations;
●	our ability to comply with government laws, rules and regulations both in the United States and internationally; and
●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”).

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

We are engaged in the development, marketing, sale, and distribution of plant-based, dehydrated fruit and vegetable snacks and powders. Our products have historically been manufactured for us by two contract manufacturers, one based in the Republic of Chile, and the other in the Republic of Peru, which housed our large-scale continuous through-put dehydration machine that completed its first production run in the first quarter of 2023. Our dehydrated fruit and vegetable products are produced using a new proprietary dehydration technology licensed by us from a third party. Our customers are primarily located throughout the United States. In 2024, we decided to initiate our own production facility in Peru to become vertically integrated. We recently completed the build out of the new facility (the “Peru Facility”), which commenced operations in December 2024, and utilizes three large-scale REV machines (a REV 60, REV 100 and REV 120) that we recently purchased from EnWave Corporation (“EnWave”), as well as, a small REV 10 R&D machine that is being used for product development and customer sample purposes.

Using our licensed technology platform, we believe our lines of branded, private-label and industrial ingredient products positively address current consumer trends. In our experience, conventional dehydration methods, such as freeze-drying and air drying, tend to degrade most fruit and vegetables through oxidation, browning/color degradation, nutritional content reduction and/or flavor loss. As a result, certain highly sensitive fruits, such as avocados and bananas, have not previously been successfully offered as a dehydrated base for consumer products. We believe that our licensed technology platform and process is the only way to produce quality avocado and banana-based snack and powdered products. Additionally, we believe our licensed technology platform produces superior products when using other fruits and vegetables when compared to conventional drying and dehydration technologies. We license technology, consisting of a portfolio of patents, and purchased production machines, from EnWave, and we have been granted the exclusive rights to use the licensed technology platform as applied to several core products in Peru, and avocado based products in the United States. In addition, BranchOut has the nonexclusive rights to use the licensed technology platform for other products.

We entered into a private labeling contract with one of the world’s largest retailers in late 2022 to supply the retailer with two products for placement in half of their domestic stores. In late 2023, the same retailer agreed to carry two additional products of ours in certain of their stores. In April 2024, we received a commitment from this retailer to carry another product of ours in their stores. Based on this most recent commitment, our products have been carried in a total of 1,400 of this retailer’s stores as of December 31, 2024.

On October 23, 2024, we entered into an At-The-Market Issuance Sales Agreement (the “ATM Agreement”) with Alexander Capital, L.P. (“Alexander Capital”) for the sale of shares of common stock from time to time through Alexander Capital having an aggregate offering price of up to $3 million. As of December 31, 2024, we had sold 1,317,307 shares of common stock under the ATM Agreement resulting in gross proceeds of approximately $2.5 million and aggregate net proceeds of approximately $2.3 million, after deducting expenses, including a 3% commission paid to Alexander Capital. Subsequent to December 31, 2024, the ATM Agreement was amended to increase the aggregate offering price of shares of common stock that may be sold under the ATM Agreement to $5 million. Following December 31, 2024, we sold 1,303,115 additional shares of common stock under the ATM for gross proceeds of approximately $2.5 million and aggregate net proceeds of approximately $2.4 million. As of the date of the filing of this Annual Report on Form 10-K, as a result of such sales of common stock under the ATM Agreement, the Company believes it has stockholders’ equity in excess of $2.5 million, in compliance with Nasdaq Listing Rule 5550(b)(1).

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

Our Products

We plan to continue to grow revenues strategically by penetrating the multi-billion dollar grocery, industrial ingredient and online market. Our current product line includes:

●	BranchOut Snacks: dehydrated fruit and vegetable-based snacks, including Avocado Chips, Chewy Banana Bites, Pineapple Chips, Brussels Sprout Crisps, Strawberry Crisps and Bell Pepper Crisps.
●	Private Label: Prunes, Carrots, Brussel Sprouts and Raisins sold to major retailers.
●	BranchOut Industrial Ingredients: Banana, Mango, Blueberry, Pineapple, Cherry Tomato, Avocado and many others.

We are currently developing many additional products for all sales channels.

BranchOut Snacks

We currently produce all of our BranchOut snack products at our plant in Peru using our licensed technology. Our snacks are mostly single ingredient products. Our Avocado Chips are real avocado slices, dehydrated using our licensed technology and process to create crispy, crunchy avocado slices while maintaining their vibrant green color, rich creamy avocado flavor, and superfood nutritional content. We offer these in three flavors, “Sea Salt with a Hint of Lime”, “Chili Lime” and “Sriracha” seasoned topically on the avocado slices.

We also offer a “Chewy Banana Bite”. Each “Banana Bite” is an actual banana slice, providing a unique marshmallow-like, chewy texture. Previous market offerings in the banana snack space include fried plantain chips and dark brown air-dried banana snacks. We believe that our “Chewy Banana Bite” product is superior due to its fresh-looking, natural yellow color, single ingredient base and fresh banana flavor. We offer the banana bites in two flavors, “Original”, and “Cinnamon Churro”. According to widely accepted market data, fresh bananas have historically shown to be the most consumed fruit in America and the highest selling item in grocery stores; however, we do not believe that any banana snack has been offered prior to our “Chewy Banana Bite” product that is of similar quality.

Our “Pineapple Chip” product is made up of 100% dried pineapple slices. The Pineapple Chips are made from real pineapple slices and offer a fresh pineapple flavor.

In addition, we recently added two vegetable-based snacks, Brussels Sprout Crisps and Bell Pepper Crisps to our BranchOut branded product line.

BranchOut Private Label

We also manufacture and supply products to major retailers in North America on a private label basis. The business line allows us to manufacture and supply fruits and vegetables from South America to the distribution centers of major US retailers.

BranchOut Industrial Ingredients

While BranchOut remains focused on the growth of its branded snack business, demand for industrial ingredients has continued to increase as we expand our market presence. To accelerate the scaling of this growing business line, we have entered into an Agreement with MicroDried, a market leader in premium dried ingredients. This partnership leverages MicroDried’s strong industry relationships and sales infrastructure alongside BranchOut’s proprietary GentleDry™ technology. Under the agreement, the companies will collaborate on the production and commercialization of fruit and vegetable pieces, powders and fragments, manufactured at our Peru Facility. The collaboration is expected to generate several million dollars in annual ingredient sales for BranchOut, with upside potential as the partnership expands.

Products in Development

We are currently working on several new items at the request of major national retailers, consumer product brands and ingredient manufacturers for their private label brand, as well as our own brand. In addition, we have been in discussions with the U.S. Army about the possibility of including certain of our products in their Meals Ready-to-Eat for their personnel. The U.S. Army has asked us to develop snack concepts for sensory and shelf-life testing, which is currently in progress. Separately, we have been developing a line of salad toppers with one of the largest salad dressing producers in the U.S.

Industry

We operate within the U.S. grocery market, which reached approximately $1.5 trillion in 2024, making it the largest retail sector in the country by sales volume. Within this market, BranchOut is focused on the growing demand for clean-label, minimally processed snack products that meet modern consumer expectations for quality, convenience, and transparency.

The shift in consumer behavior over the past several years has moved firmly away from highly processed, artificial, and sugar-laden packaged foods. Shoppers are increasingly seeking snacks with short ingredient lists, simple processing, and real food appeal, especially in categories like chips, fruit snacks, and shelf-stable produce alternatives. This trend is reflected in the rapid expansion of premium snack sets in national retailers, club stores, and e-commerce platforms.

Among shelf-stable snack technologies, freeze-drying has gained popularity for its ability to extend shelf life while maintaining nutritional integrity. However, freeze-dried products often suffer from poor texture, muted flavor, and high production costs—limitations that have hindered broader consumer adoption.

We believe that many traditional snack brands, and freeze-dried products in particular, are failing to meet evolving consumer demands. BranchOut is uniquely positioned to fill this gap with our proprietary GentleDry™ technology, which delivers superior taste, texture, and color, while preserving up to 95% of the nutrition found in fresh produce.

Our Growth Strategy

BranchOut’s long-term goal is to build a scalable and widely recognized brand that delivers exceptional products across multiple grocery aisles, supported by complementary private label and bulk ingredient businesses. In a category crowded with short-lived brands and lookalike products, we believe that a reputation for quality and trust remains one of the most effective barriers to entry and a critical driver of long-term value in the competitive consumer-packaged goods space.

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

Exposure to Plant-Based, Functional and Natural Foods Portions of the Grocery Market

Within the grocery category, there is an ongoing secular shift from highly processed legacy brands that demonstrate little nutritional benefit to natural, nutrient-dense, functional and plant-based alternatives. We expect that the shift in consumer tastes driving the growth of natural and plant-based alternatives will continue for the foreseeable future as consumers become better educated on nutrition and focus on health and wellness. There is also clear evidence that an increasing number of natural and plant-based products in stores are moving beyond the natural and specialty segments and into conventional grocery stores. The continuation of these trends should benefit BranchOut as we seek to penetrate the very large overall grocery market.

Continued Expansion of Distribution Footprint

Currently, our products are marketed and sold through a diverse set of physical retail channels, including grocery chains, club stores, specialty and natural food outlets, and on our website at www.branchoutfood.com. Maximizing potential distribution would be a key growth driver for BranchOut and our goal is to expand distribution so that our products are available wherever our customers choose to shop, whether it be a retail store, food service environment or directly online. While expanding distribution, we plan to simultaneously increase our brand awareness through an extensive program of online and offline marketing initiatives to accelerate the sell-through velocity of our products once they reach the shelves of our wholesale partners.

Maximize Market Penetration of Existing Product Lines

We believe that our existing snacks and nutritional powders represent a multi-billion-dollar opportunity. We believe simply penetrating these core markets with our differentiated product lines will provide BranchOut with a large and long-duration growth opportunity. In the near-term, BranchOut plans to focus on growing its share within these categories. We plan to drive growth and brand recognition of both our snacks and nutritional powders through distribution expansion and increased marketing and advertising. We plan to also attempt to leverage our new and existing wholesale relationships to gain additional shelf space for our full suite of existing products.

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

During 2024, we completed the build out of our 50,000 square-foot facility in Peru, which commenced operations in December 2024, and utilizes three large-scale REV machines that we recently purchased from EnWave, as well as, a small REV 10 R&D machine that is being used for product development and customer sample purposes. We expect operating margins to be further improved in 2025, as we become more vertically integrated with the transition of more of our production from third party contract manufacturers to internal production.

New Product Development

We intend to grow by launching new products over time. In the first and second quarters of 2020, we launched three flavors of Avocado Chips, three flavors of our Chewy Banana Bites and our Pineapple Chips. In the first quarter of 2022, we launched Banana Powder and Blueberry Powder to complement our Avocado Powder which was already on the market. In 2023, we launched a line of vegetable-based snacks including Brussels Sprout Crisps, and Bell Pepper Crisps, and in March 2024 we introduced our Salad Toppers and Kids Snack Pack line aimed at kids’ school lunches. We are also developing Broccoli Bites, Mango Chips, Mandarin Crisps and others. In addition, we are developing several new items at the request of a national retailer which are planned to be sold under their brand.

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

Employees

As of March 31, 2025, we had approximately 185 full-time employees, including 180 employees in Peru. Our employees are not represented by labor unions. We consider our relationship with our employees to be positive.

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

We have not been profitable to date, and we expect operating losses for the near future. During the years ended December 31, 2024 and 2023, we had net revenue of approximately $6,516,337 and $2,825,855, respectively, and incurred net losses of approximately $4,751,516 and $3,925,710, respectively. There can be no assurance that we will not continue to incur net losses in the future. We may not succeed in expanding our customer base and product offerings and even if we do, may never generate revenue that is significant enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Furthermore, we may not be able to control overhead expenses even where our operations successfully expand. Our failure to become and remain profitable would depress our value and could impair our ability to raise capital, expand our business, diversify our product offerings, or even continue our operations.

Our audited financial statements for the years ended December 31, 2024 and 2023 included a statement from our independent registered public accounting firm that there is substantial doubt about our ability to continue as a going concern, and a continuation of negative financial trends could result in our inability to continue as a going concern.

There is substantial doubt about our ability to continue as a going concern over the next twelve months and our independent registered public accounting firm has included a “going concern” explanatory paragraph in their report in our financial statements as of and for the years ended December 31, 2024 and 2023. If our operating results fail to improve, our financial condition will deteriorate which could render us unable to continue as a going concern.

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our securities.

On April 11, 2024, we received a letter from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Rule”) because our stockholders’ equity of $2,210,476 as of December 31, 2023 was below the minimum requirement of $2,500,000. Pursuant to Nasdaq’s Listing Rules, on May 28, 2024, we submitted to Nasdaq a plan to regain compliance with the Rule, which was accepted by Nasdaq and provided us with an extension of 180 calendar days from April 11, 2024 (until October 8, 2024) to regain compliance with the Rule. On October 10, 2024, Nasdaq notified us that we did not meet the terms of the extension to regain compliance with the Rule, and as a result, unless we requested an appeal, trading of our common stock would be suspended. On October 11, 2024, we submitted a request for a hearing with Nasdaq’s Hearings Panel to appeal Nasdaq’s delisting determination, which stayed the suspension of trading of our common stock.

As of November 14, 2024, as a result of the sale of 928,602 Shares under the ATM Agreement for aggregate gross offering proceeds of approximately $1,795,000, we regained compliance with the Rule, and the hearing before the Hearing Panel was cancelled. However, Nasdaq informed us that it will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if we fail to evidence compliance with the Rule upon the filing of its Annual Report on Form 10-K for the year ended December 31, 2024, we may be subject to delisting.

As of December 31, 2024, we were again not in compliance with the Rule, with stockholders’ equity of $2,341,583 as reported in this Annual Report on Form 10-K. However, as a result of the sale of 1,303,115 additional shares of our common stock under the ATM Agreement following December 31, 2024 for net proceeds of approximately $2.4 million, as of the date of filing this Annual Report on Form 10-K, the Company believes it has regained compliance with the Rule. However, Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of its next periodic report the Company does not evidence compliance, it may be subject to delisting. A delisting would likely have a negative effect on the price of our common stock and may impair the ability of our stockholders to sell our stock.

We may need to raise additional capital to fund our existing commercial operations and develop and commercialize new products and expand our operations.

If our available cash balances, net proceeds from financing activities, and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, we may seek to sell common stock or other securities, and/or seek additional debt financing.

We may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including to:

●	increase our sales and marketing efforts and address competitive developments;
●	provide for supply and inventory costs;
●	maintain compliance with Nasdaq listing requirements;
●	fund development and marketing efforts of any future products or additional features to then-current products;
●	acquire, license or invest in new technologies; and
●	acquire or invest in complementary businesses or assets.

Our present and future funding requirements will depend on many factors, including:

●	our ability to achieve revenue growth and improve gross margins;
●	the cost of expanding our operations and offerings, including our sales and marketing efforts;
●	the effect of competing market developments; and
●	costs related to international expansion.

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

Our ability to continue our business of growth and distribution of our products is dependent on the licensing agreement (the “Licensing Agreement”) we entered into with EnWave to utilize its dehydration technology in the manufacturing of our products. Our license is exclusive to North America, Central America, and South America (excluding our contract manufacturer in Chile) as it specifically relates to our avocado products and Peru, and the Licensing Agreement grants non-exclusive rights for a variety of additional products. Any failure to comply with the terms of the Licensing Agreement could convert the exclusive portion of the license to a non-exclusive license, thereby permitting potential competitors to produce comparable avocado-based products using EnWave’s dehydration technology in the same geographic areas. Thus, any material failure to comply with the terms of the license or any failure to renew the license after it expires could have a material adverse impact on our financial condition and the operation of our business as it relates to our avocado-based products. Furthermore, we are reliant on EnWave to enforce its intellectual property rights in preventing would be competitors from using the technology exclusively licensed to us and there can be no assurance that EnWave will be successful in enforcing such rights in the relevant areas. Furthermore, future product development efforts may lead to additional products that we desire to commercialize. In this case, we will request expanding the exclusive and/or non-exclusive products defined by the Licensing Agreement, but there can be no assurance that EnWave will grant such requests.

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

We purchase our products from a variety of suppliers, including international suppliers. Our direct purchases from non-US suppliers represented most of our raw material purchases in 2024 and 2023, and we expect our international purchases to grow. We may in the future also enter into agreements with distributors in foreign countries to sell our products. All of these activities are subject to the uncertainties associated with international business operations, including:

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

We rely on big box retailers for a substantial portion of our sales, and our failure to maintain and further develop our sales channels could harm our business.

We sell a substantial portion of our products through big box retailers such as Costco, Walmart and Sam’s Club Stores. The top two retailers of our products for the years ended December 31, 2024 and 2023, accounted for 99% and 90% of our net sales, respectively. The loss of, or business disruption at, one or more of these retailers or distributors or a negative change in our relationship with these retailers could have a material adverse effect on our business. If we do not maintain our relationship with these retailers or develop relationships with new retailers and distributors, the growth of our business may be adversely affected, and our business may be harmed.

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

If we face labor shortages or increased labor costs, our results of operations and our growth could be adversely affected.

Labor is a significant component of the cost of operating our business. Our ability to meet labor needs while controlling labor costs are subject to external factors, such as employment levels, prevailing wage rates, minimum wage legislation, changing demographics, health and other insurance costs and governmental labor and employment requirements. In the event of increasing wage rates, if we or any of our contract manufacturers fail to increase our wages competitively, the quality of our workforce and products could decline, while increasing our wages could cause our earnings to decrease. If we face labor shortages or increased labor costs, our operating expenses could increase and our business, financial condition and results of operations could be materially and adversely affected.

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

Regulatory Risks

Tariffs imposed on the importation of our products into the United States would increase the cost of our products and could result in decreased demand for our products.

Our operations and financial results may be adversely impacted by changes in trade policies, including the imposition of tariffs, import/export restrictions, or other trade barriers. A significant portion of our products is manufactured in foreign countries, and as a result, we are subject to tariffs, customs duties, and other trade-related costs. While the recent tariffs imposed by President Trump don’t apply to imports from Peru and Chile, if the U.S. or other governments impose new or increased tariffs on goods imported from Peru or other countries where we manufacture our products, it could increase our production costs, reduce our profit margins, and lead to higher prices for consumers, potentially affecting demand for our products.

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

As of December 31, 2024 and 2023, we had total liabilities of $10,514,292 and $914,622, respectively. Certain portions of this indebtedness are secured by a security interest in substantially all of our assets, and our security agreements include broad remedies in favor of the lenders, including the right to foreclose on pledged assets in connection with an event of default.

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

ITEM 2. Properties

The address of our principal executive offices is 205 SE Davis Ave., Suite C, Bend, Oregon 97702. We do not maintain offices at this address and do not own or lease office or other space in the United States. Each of our U.S. employees works remotely and we pay for meeting and office space on an as needed basis with no long-term commitment.

On May 10, 2024, we entered into a ten-year lease for the 50,000 square-foot Peru Facility. The lease of the Peru Facility requires monthly lease payments of $8,000 in the first two years of the lease, $20,000 in the third year of the lease, $22,000 in the fourth year of the lease, $24,000 in the fourth year of the lease, and $25,000 thereafter. The lease also has a 10-year renewal option, and a buy-out option under which we may purchase the Peru Facility for $1,865,456.

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

	High		Low
Fiscal Year Ended December 31, 2024
First Quarter		$3.60		$1.10
Second Quarter		$3.24		$0.68
Third Quarter		$4.11		$0.61
Fourth Quarter		$2.20		$1.31

Fiscal Year Ended December 31, 2023
First Quarter	$	N/A	$	N/A
Second Quarter		$6.20		$3.03
Third Quarter		$3.50		$2.02
Fourth Quarter		$2.10		$1.21

As of April 5, 2025, there were 9,584,769 shares of common stock outstanding held by approximately 25 shareholders of record. Such number does not include any shareholders holding shares in nominee or “street name”.

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

Equity Compensation Plan Information

This following table provides information about shares our common stock that may be issued under our options outstanding at December 31, 2024. Other than individual options outstanding reflected in the table below, we did not have any shares authorized for issuance under equity plans at December 31, 2024.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	593,470	$2.39	415,530
Equity compensation plans not approved by security holders (1)	182,735	3.76	N/A
Total	776,205	$2.71	415,530

(1) Represents warrants issued on June 21, 2023 to the underwriter in the Company’s IPO, and warrants issued on June 26, 2024 to underwriter in our follow-on public offering.

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

Shares Subject to the 2022 Equity Incentive Plan. The aggregate number of shares of common stock initially available for issuance in connection with options and other awards granted under the 2022 Equity Incentive Plan was 600,000. The number of shares of common stock available for issuance under the 2022 Equity Incentive Plan automatically increases on the first day of each fiscal year of the Company commencing with fiscal year 2023, and the first day of each fiscal year thereafter until the expiration date, in an amount equal to 5% percent of the total number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year of the Company, unless the board of directors takes action prior thereto to provide that there will not be an increase in the share reserve for such year or that the increase in the share reserve for such year will be of a lesser number of shares of common stock than would otherwise occur. As of December 31, 2024, the annual increases to the plan resulted in 1,009,000 shares being able to be issued under the plan.

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

Issuer Purchase of Equity Securities

None.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the fiscal years ended December 31, 2024 and 2023. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our financial statements and the notes to the financial statements included elsewhere in this annual report on Form 10-K.

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

We are engaged in the development, marketing, sale, and distribution of plant-based, dehydrated fruit and vegetable snacks and powders. Our products have historically been manufactured for us by two contract manufacturers, one based in the Republic of Chile, and the other in the Republic of Peru, which housed our large-scale continuous through-put dehydration machine that completed its first production run in the first quarter of 2023. Our dehydrated fruit and vegetable products are produced using a new proprietary dehydration technology licensed by us from a third party. Our customers are primarily located throughout the United States. In 2024, we decided to initiate our own production facility in Peru to become vertically integrated. We recently completed the build out of the new facility, which commenced operations in December 2024, and utilizes three large-scale REV machines (a REV 60, REV 100 and REV 120) that we recently purchased from EnWave, as well as, a small REV 10 R&D machine that is being used for product development and customer sample purposes. We expect operating margins to be further improved in 2025, as we become more vertically integrated with the transition of more of our production from third party contract manufacturers to internal production.

Using our licensed technology platform, we believe our lines of branded, private-label and industrial ingredient products positively address current consumer trends. In our experience, conventional dehydration methods, such as freeze-drying and air drying, tend to degrade most fruit and vegetables through oxidation, browning/color degradation, nutritional content reduction and/or flavor loss. As a result, certain highly sensitive fruits, such as avocados and bananas, have not previously been successfully offered as a dehydrated base for consumer products. We believe that our licensed technology platform and process is the only way to produce quality avocado and banana-based snack and powdered products. Additionally, we believe our licensed technology platform produces superior products when using other fruits and vegetables when compared to conventional drying and dehydration technologies. We license technology, consisting of a portfolio of patents, and purchased production machines, from EnWave, and we have been granted the exclusive rights to use the licensed technology platform as applied to several products in Peru, and avocado based products in the United States. In addition, BranchOut has the nonexclusive rights to use the licensed technology platform for other products.

Our Products

We plan to continue to grow revenues strategically by penetrating the multi-billion dollar grocery, industrial ingredient and online markets. Our current product line includes:

●	BranchOut Snacks: dehydrated fruit and vegetable-based snacks, including Avocado Chips, Chewy Banana Bites, Pineapple Chips, Brussels Sprout Crisps, Strawberry Crisps and Bell Pepper Crisps.
●	Private Label: Prunes, Carrots, Brussel Sprouts and Raisins sold to major retailers.
●	BranchOut Industrial Ingredients: Banana, Mango, Blueberry, Pineapple, Cherry Tomato, Avocado and many others.

We are currently developing many additional products for all sales channels.

Going Concern Uncertainty

As of December 31, 2024, we had a cash balance of $2,329,452, a working capital deficit of $3,897,382 and had incurred recurring losses from operations resulting in an accumulated deficit of $17,562,057. Subsequent to December 31, 2024, we received gross proceeds of approximately $2.4 million from sales of our common stock in an “At-the-Market” registered offering. Although we anticipate that our results of operations will improve substantially as a result of the recent launch of our new facility in Peru, there can be no assurance in that regard. If we continue to generate substantial operating losses, we will not have sufficient funds to sustain our operations for the next twelve months and we will need to raise additional cash to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm that accompanies our audited financial statements in this Annual Report on Form 10-K contains an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.

NXTDried Superfoods

During the fourth quarter of 2023, NXTDried Superfoods, one of our former contract manufacturers located in Peru, became involved in a legal dispute with its landlord and another third party, which resulted in that manufacturer suspending operations. As a result of such dispute, we had to fulfill orders by shifting fulfillment to other manufacturing sources until we commenced operations at our own fully integrated production facility in Peru in the fourth quarter of 2024. During 2023, we recognized $761,085 of impairment expense, consisting of $485,265, $243,305 and $32,515 on the collectability of a note receivable, VAT taxes receivable and prepaid inventory, respectively, owed to us by NXTDried Superfoods.

Peru Facility Lease

Given the situation with NXTDried Superfoods, we were required to shift fulfillment of orders to alternative manufacturing sources. On May 10, 2024 we entered into a ten-year lease for our 50,000 square-foot food processing plant located in Peru. The lease of the Peru Facility requires us to make monthly lease payments of $8,000 in the first two years of the lease, $20,000 in the third year of the lease, $22,000 in the fourth year of the lease, $24,000 in the fourth year of the lease, and $25,000 thereafter. The lease also has a 10-year renewal option, and a buy-out option under which we may purchase the facility for $1,865,456.

In connection with our lease of the Peru Facility, we paid $275,000 on May 10, 2024 and another $80,000 during the fourth quarter of 2024, as part of the purchase of a first position mortgage receivable in the amount of $1,267,000, which is secured by the Peru Facility and was owed by the landlord of the Peru Facility to its former tenant. The remaining $912,000 is due and payable in monthly installments of $152,000 through June 23, 2025, at which time an additional $55,604 of interest is due, based on a 9% financing rate.

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

Segment Reporting

Under ASC 280, Segment Reporting, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company has two components, consisting of its sales operations in the United States, and its production operations in Peru. Therefore, the Company’s Chief Executive Officer, who is also the CODM, makes decisions and manages the Company’s operations based on these two operating segments for the manufacture and distribution of its products.

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

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. There were no cash equivalents on hand on December 31, 2024 and 2023.

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, under current regulations. The Company had $1,555,223 and $407,789 in excess of FDIC insured limits on December 31, 2024 and 2023, respectively, and has not experienced any losses in such accounts.

Accounts Receivable

Accounts receivable is carried at their estimated collectible amounts. Trade accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had an allowance for doubtful accounts of $25,586 at December 31, 2024. No allowance for doubtful accounts was necessary at December 31, 2023.

Inventory

The Company’s products consist of pre-packaged and bulk-dried fruit and vegetable-based snacks, powders and ingredients purchased from contract-manufacturers in Chile and/or Peru. The Company’s contract manufacturer in Peru uses equipment purchased by the Company in its manufacturing process. Raw materials consist of packaging materials. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. No reserve for obsolete inventories has been recognized. Inventory, consisting of raw materials and finished goods are stated at the lower of cost or net realizable value using the average cost valuation method, at December 31, 2024 and 2023, consisted of the following:

	December 31,
	2024	2023
Raw materials	$464,681	$13,734
Finished goods	1,465,854	323,071
Total inventory	$1,930,535	$336,805

The Company had prepaid inventory advances on products in the amount of $123,792 and $-0- as of December 31, 2024 and 2023, respectively. Advances of 70% of estimated finish product costs are made to enable manufacturer’s purchase of raw materials to produce finished products. The remaining 30% is paid upon receipt of finished goods.

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

Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized, and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the cost and related accumulated depreciation are eliminated, and any resulting gain or loss is reflected in operations. Depreciation expense was $171,873 and $223,856 for the years ended December 31, 2024 and 2023, respectively.

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

License Agreement

The Company is party to a license agreement under which it is licensed to utilize certain technology and production equipment developed and manufactured by another company, relating on an exclusive basis to avocado products and on a non-exclusive basis to other products. The license is not discernible from the equipment; therefore, the license costs have been capitalized and depreciated over the useful life of the equipment. The license agreement also entitles the licensor to a royalty on all revenue from the sale of products produced using the equipment. These royalties are recognized as royalty expenses as the products are sold. There was a total of $41,673 of royalty payments made during the year ended December 31, 2024, and none during the year ended December 31, 2023. Any future minimum royalty payments or equipment purchases under this license agreement are an unrecognized commitment as they relate to retaining exclusivity of the avocado products going forward and the Company can elect not to pay as disclosed in Note 17 to the financial statements included in this 10-K.

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

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows:

	December 31,
	2024	2023
Gross revenue	$6,777,079	$3,184,018
Less: slotting, discounts, and allowances	260,742	358,163
Net revenue	$6,516,337	$2,825,855

Cost of Goods Sold

Cost of goods sold represents costs directly related to the purchase, production and manufacturing of the Company’s products. Costs include purchase costs, product development, freight-in, packaging, and print production costs.

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $311,586 and $162,048 for the years ended December 31, 2024 and 2023, respectively.

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

The Company issued stock-based compensation in the amount of $704,699 and $258,574 for the years ended December 31, 2024 and 2023, respectively.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2024 and 2023, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Results of Operations for the Years Ended December 31, 2024 and 2023

The following table summarizes selected items from the statement of operations for the years ended December 31, 2024 and 2023, respectively.

	Years Ended
	December 31,		Increase /
	2024	2023	(Decrease)

Net revenue	$6,516,337	$2,825,855	$3,690,482
Cost of goods sold	5,652,717	2,922,085	2,730,632
Gross profit (loss)	863,620	(96,230)	959,850

Operating expenses:
General and administrative	1,870,720	1,581,474	289,246
Salaries and benefits	1,604,200	1,129,858	474,342
Professional services	1,291,141	694,596	596,545
Total operating expenses	4,766,061	3,405,928	1,360,133

Operating loss	(3,902,441)	(3,502,158)	400,283

Other income (expense):
Interest income	14,156	11,719	2,437
Interest expense	(863,231)	(435,271)	427,960
Total other income (expense)	(849,075)	(423,552)	425,523

Net loss	$(4,751,516)	$(3,925,710)	$825,806

Net Revenue

Our net revenue for the year ended December 31, 2024 was $6,516,337, compared to $2,825,855 for the year ended December 31, 2023, an increase of $3,690,482, or 131%. The increase in revenue was primarily due to increased sales to our largest customer during the year ended December 31, 2024.

Cost of Goods Sold and Gross Profit (Loss)

Our cost of goods sold for the year ended December 31, 2024 was $5,652,717, compared to $2,922,085 for the year ended December 31, 2023, an increase of $2,730,632, or 93%. Cost of goods sold included $171,843 and $223,856 of depreciation on production equipment during the years ended December 31, 2024 and 2023, respectively. Cost of goods sold increased primarily in line with the increase in our sales for the period. As a result of the foregoing, we had a gross profit of $863,620, or 13% of revenues, for the year ended December 31, 2024, compared to a gross operating loss of $96,230, or (3%) of revenues, for the year ended December 31, 2023. Our gross profit margin increased primarily due to cost savings realized as a result of our transition to bulk shipping arrangements and transitioning to our own production facility during the current period.

General and Administrative Expense

Our general and administrative expense for the year ended December 31, 2024 was $1,870,720, compared to $1,581,474 for the year ended December 31, 2023, an increase of $289,246, or 18%. The largest components of our general and administrative expenses are advertising and marketing, rent, travel, commissions, and storage, shipping and handling expense, as shown below.

	Year Ended December 31,
	2024	2023	Difference	% Change

Advertising and marketing	$311,586	$162,048	$149,538	92%
Rent	$240,213	$37,439	$202,774	542%
Travel	$167,064	$58,385	$108,679	186%
Commissions	$212,447	$186,365	$26,082	14%
Storage, shipping and handling	$459,089	$241,017	$218,072	90%
Asset impairment expense	$-	$761,085	$(761,085)	N/A

Advertising and marketing expenses increased for the year ended December 31, 2024, as compared to the corresponding period in 2023, as we focused our resources on growing our sales. Our rent increased primarily due to leases entered into in the current year, as we began to develop our operating facility in Peru, which also resulted in increased travel expenses. Commissions increased due to our increased sales, and storage, shipping and handling expenses increased primarily due to increased international shipping rates and increased production that was driven by our increased sales. In addition, during 2023, we recognized $761,085 of impairment expense, consisting of $485,265, $243,305 and $32,515 on the collectability of a note receivable, VAT taxes receivable and prepaid inventory, respectively, related to amounts owed from NXTDried Superfoods, one of our prior co-manufacturers.

Salaries and Wages

Salaries and wages for the year ended December 31, 2024 was $1,604,200, compared to $1,129,858 for the year ended December 31, 2023, an increase of $474,342, or 42%. This increase was primarily attributable to increased headcount in line with our expanded operations, including $414,614 of non-cash, stock-based compensation related to stock options awarded during the current year.

Professional Fees

Professional fees for the year ended December 31, 2024 was $1,291,141, compared to $694,596 for the year ended December 31, 2023, an increase of $596,545, or 86%. This increase was primarily attributable to increased consulting fees. Professional fees included $290,085 and $258,574 of non-cash, stock-based compensation related to common stock and stock options awarded during the years ended December 31, 2024 and 2023, respectively.

Other Income (Expense)

In the year ended December 31, 2024, other expense was $849,075, consisting of $863,231 of interest expense, as partially offset by $14,156 of interest income. During the year ended December 31, 2023, other expense was $423,552, consisting of $435,271 of interest expense, as partially offset by $11,719 of interest income. Other expense increased by $425,523, or 100%, primarily due to interest on increased outstanding debt as we funded our expansion into Peru during the current year.

Net loss

Net loss for the year ended December 31, 2024 was $4,751,516, compared to $3,925,710 during the year ended December 31, 2023, an increased net loss of $825,806, or 21%. The increased net loss was primarily due to increased compensation and compliance costs related to reporting as a public company, $427,960 of increased interest expense, and $536,074 of increased stock-based compensation during the current year, as partially offset by increased gross profits during the current year, in addition to $761,085 of impairment expense in 2023 that wasn’t incurred in the current year.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital as of December 31, 2024 and December 31, 2023.

	December 31,	December 31,
	2024	2023
Current Assets	$4,916,614	$1,678,243

Current Liabilities	$8,813,996	$779,093

Working Capital	$(3,897,382)	$899,150

As of December 31, 2024, we had negative working capital of $3,897,382. We have incurred net losses since our inception and we anticipate net losses and negative operating cash flows for the near future. To date, our primary sources of capital have been cash generated from the sales of our products, common stock sales, and debt and convertible debt financing. As of December 31, 2024, we had cash of $2,329,452, total liabilities of $10,514,292, and an accumulated deficit of $17,562,057. As of December 31, 2023, we had cash of $657,789, total liabilities of $914,622, and an accumulated deficit of $12,810,541.

Cash Flow

Comparison of the Year Ended December 31, 2024 and the Year Ended December 31, 2023

The following table sets forth the primary sources and uses of cash for the periods presented below:

	Year Ended
	December 31,
	2024	2023
Net cash used in operating activities	$(4,859,816)	$(3,529,372)
Net cash used in investing activities	(2,822,561)	(116,565)
Net cash provided by financing activities	9,362,621	3,755,279
Effect of exchange rate changes on cash	(8,581)	-

Net change in cash	$1,671,663	$109,342

Net Cash Used in Operating Activities

Net cash used in operating activities was $4,859,816 for the year ended December 31, 2024, compared to $3,529,372 for the year ended December 31, 2023, an increase of $1,330,444, or 38%. The increase was primarily due to our increased net loss and increased purchases of inventory and other assets, as adjusted for increased stock-based compensation, increased accounts payable, and $761,085 of impairment expense on the collectability of a note receivable, VAT taxes receivable and prepaid inventory during the prior year.

Net Cash Used in Investing Activities

Net cash used in investing activities was $2,822,561 for the year ended December 31, 2024, compared to $116,565 for the year ended December 31, 2023, an increase of $2,705,996, or 2,321%. This increase was primarily attributable to increased property and equipment purchases of $2,847,207 during the current year, as partially offset by $24,646 of advances received on notes receivable in the current year that were not replicated in the prior year, and $116,565 of property and equipment purchases in the prior year.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $9,362,621 for the year ended December 31, 2024, compared to $3,755,279 for the year ended December 31, 2023, an increase of $5,607,342, or 149%. Our increased cash provided by financing activities was primarily from $7,071,898 of increased net proceeds received on debt and convertible debt financing, $206,183 of decreased deferred offering cost payments, and $5,489 of decreased principal payments on finance leases, as partially offset by $1,697,203 of decreased proceeds received on the sale of common stock. Our financing activities during the year ended December 31, 2024 are further described below.

Debt Financing

Kaufman Convertible Note

Pursuant to a Securities Purchase Agreement dated July 15, 2025 (as amended, the “SPA”) on July 24, 2024 Kaufman Capital LLC (“Kaufman Capital”) purchased from us (i) a 12% Senior Secured Convertible Promissory Note in the principal amount of up to $3,400,000 (the “Convertible Note”), convertible into shares of common stock at a fixed price of $0.7582 per share, (ii) a warrant to purchase 1,000,000 shares of common stock at an exercise price of $1.00 per share, and (iii) a warrant to purchase 500,000 shares of common stock at an exercise price of $1.50 per share, in consideration of an initial loan in the principal amount of $2,000,000 made to the Company under the Convertible Note. On December 9, 2024, Kaufman Kapital made an additional loan to the Company under the Convertible Note in the amount of $1,400,000. The Convertible Note matures on the earlier of (i) December 31, 2025, (ii) the sale by the Company of $5,000,000 of equity or debt securities in a single transaction or series of related transactions (excluding certain specified transactions), or (iii) the closing of a change of control transaction as provided in the Convertible Note. Loans outstanding under the Convertible Note bear interest at an initial rate of 12% per annum, and together with accrued principal are convertible into common stock. The Company’s obligations under the Convertible Note are secured by a lien granted to Kaufman Kapital on substantially all of the Company’s assets pursuant to a Security Agreement entered between the Company and Kaufman Kapital (the “Security Agreement”).

Kaufman Promissory Note

On August 30, 2024, the Company borrowed $1,200,000 from Kaufman Kapital pursuant to a Senior Secured Promissory Note in the principal amount of $1,200,000 (the “Note”) issued by the Company to Kaufman Kapital. The Note matures on June 30, 2025. The loan under the Note bears interest at a rate of 15% per annum. The Company’s obligations under the Note are secured by a lien on substantially all of the Company’s assets pursuant to the Security Agreement.

Eagle Vision Promissory Notes

On various dates from January 9, 2024 through May 22, 2024, the Company completed the sale of an aggregate $1,675,000 of Senior Secured Promissory Notes (“Senior Notes”) and warrants to purchase an aggregate of 518,750 shares of the Company’s common stock, to a group of Investors (“Investors”) led by Eagle Vision Fund LP (“Eagle Vision”), an affiliate of John Dalfonsi, CFO of the Company, pursuant to a subscription agreement between the Company and the Investors. The Notes mature on the earlier of December 31, 2025, or the occurrence of a “Qualified Subsequent Financing” or “Change of Control” and bear interest at a rate of 15% per annum. The Company’s obligations under the Notes are secured by liens on substantially all of the Company’s assets pursuant to the terms of a Security Agreement between the Company and the Investors.

Equity Investments

ATM Financing

On October 23, 2024, we entered into an ATM Agreement with Alexander Capital for the sale of shares of common stock from time to time through Alexander Capital having an aggregate offering price of up to $3 million. As of December 31, 2024, we had sold 1,317,307 shares of common stock under the ATM Agreement resulting in gross proceeds of approximately $2.5 million and aggregate net proceeds of approximately $2.3 million, after deducting expenses, including a 3% commission paid to Alexander Capital. Subsequent to December 31, 2024, the ATM Agreement was amended to increase the aggregate offering price of shares of common stock that may be sold under the ATM Agreement to $5 million. Following December 31, 2024, we sold 1,303,115 additional shares of common stock under the ATM Agreement for gross proceeds of approximately $2.5 million and aggregate net proceeds of approximately $2.4 million. As of the date of the filing of this Annual Report on Form 10-K, as a result of such sales of common stock under the ATM Agreement, the Company believes it has stockholders’ equity in excess of $2.5 million, in compliance with Nasdaq Listing Rule 5550(b)(1).

Related Party Financing

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

Follow-on Public Offering

On June 26, 2024, we sold 1,750,000 shares of common stock in a public offering at a price of $0.80 per share, less underwriting discounts and commissions, and on July 19, 2024, the underwriter in the offering exercised its over-allotment option to purchase an additional 222,500 shares of common stock. We received aggregate net proceeds in this offering of $1,164,685 after deducting the underwriting discounts and commissions and offering expenses.

Satisfaction of our Cash Obligations for the Next 12 Months

As of December 31, 2024, we had incurred recurring losses from operations resulting in an accumulated deficit of $17,562,057, cash on hand of $2,329,452 and negative working capital of $3,897,382. Subsequent to December 31, 2024, we received gross proceeds of approximately $2.4 million from sales of our common stock in an “At-the-Market” offering. However, assuming we continue to generate substantial losses from operations, we will not have sufficient funds to fund our operations at their current levels for the next twelve months. Although we anticipate that our results of operations will improve substantially as a result of the recent launch of our new facility in Peru, there can be no assurance in that regard, and we may be required to obtain additional financing to fund operations. Since inception, we have raised funds primarily through debt and convertible debt financing, and the sale of equity securities. No assurance can be given that any future financing will be available if required, or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations or cause substantial dilution for our stockholders. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements, such as structured finance, special purpose entities, or variable interest entities during the years ended December 31, 2024 and 2023.

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

ITEM 8. Financial Statements and Supplementary Data

BRANCHOUT FOOD INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

BranchOut Food Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BranchOut Food, Inc. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit, and had a working capital deficit as of December 31, 2024 which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern

Due to the net loss for the year, the Company evaluated the need for a going concern.

Auditing management’s evaluation of a going concern can be a significant judgement given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

As discussed in Note 2, the Company has a going concern due to recurring net losses from operations resulting in an accumulated deficit and working capital at December 31, 2024.

To evaluate the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

PCAOB ID 2738

We have served as the Company’s auditor since 2021.

The Woodlands, TX

April 15, 2025

BRANCHOUT FOOD INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
Assets

Current assets:
Cash	$2,329,452	$657,789
Accounts receivable, net	418,463	635,549
Advances on inventory purchases	123,792	-
Inventory	1,930,535	336,805
Other current assets	114,372	48,100
Total current assets	4,916,614	1,678,243

Property and equipment, net	4,056,299	914,999
Right-of-use assets	1,575,497	147,228
Other assets	1,947,483	-
Note receivable	359,982	384,628

Total Assets	$12,855,875	$3,125,098

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,194,079	$382,948
Accrued expenses	333,614	165,244
Other current liabilities	912,000	-
Convertible notes payable, related parties, net of discounts	3,333,413	-
Notes payable, current portion	251,647	200,000
Notes payable, related parties	2,760,000	-
Finance lease liability, current portion	29,243	30,901
Total current liabilities	8,813,996	779,093

Notes payable, net of current portion	34,500	34,500
Operating lease liability, net of current portion	1,573,035	-
Finance lease liability, net of current portion	92,761	101,029

Total Liabilities	10,514,292	914,622

Stockholders’ Equity:
Preferred stock, $0.001 par value, 8,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 80,000,000 shares authorized; 8,424,600 and 4,044,252 shares issued and outstanding at December 31, 2024 and 2023, respectively	8,425	4,044
Additional paid-in capital	19,903,796	15,016,973
Accumulated other comprehensive loss	(8,581)	-
Accumulated deficit	(17,562,057)	(12,810,541)
Total Stockholders’ Equity	2,341,583	2,210,476

Total Liabilities and Stockholders’ Equity	$12,855,875	$3,125,098

The accompanying notes are an integral part of these financial statements.

BRANCHOUT FOOD INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2024	2023

Net revenue	$6,516,337	$2,825,855
Cost of goods sold	5,652,717	2,922,085
Gross profit (loss)	863,620	(96,230)

Operating expenses:
General and administrative	1,870,720	1,581,474
Salaries and wages	1,604,200	1,129,858
Professional fees	1,291,141	694,596
Total operating expenses	4,766,061	3,405,928

Operating loss	(3,902,441)	(3,502,158)

Other income (expense):
Interest income	14,156	11,719
Interest expense	(863,231)	(435,271)
Total other income (expense)	(849,075)	(423,552)

Net loss	$(4,751,516)	$(3,925,710)

Other comprehensive loss:
Loss on foreign currency translation	$(8,581)	$-

Net other comprehensive loss	$(4,760,097)	$(3,925,710)

Weighted average common shares outstanding - basic and diluted	5,693,162	2,726,330
Net loss per common share - basic and diluted	$(0.83)	$(1.44)

The accompanying notes are an integral part of these financial statements.

BRANCHOUT FOOD INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2022	-	$-	1,200,769	$1,201	$3,743,902	$-	$(8,884,831)	$(5,139,728)

Common stock issued pursuant to initial public offering	-	-	1,190,000	1,190	4,940,856	-	-	4,942,046

Common stock issued for services	-	-	81,312	81	159,059	-	-	159,140

Stock options issued for services	-	-	-	-	99,434	-	-	99,434

Common stock issued for debt conversions	-	-	1,572,171	1,572	6,027,632	-	-	6,029,204

Common stock warrants granted to note holders pursuant to debt financing	-	-	-	-	46,090	-	-	46,090

Net loss	-	-	-	-	-	-	(3,925,710)	(3,925,710)

Balance, December 31, 2023	-	$-	4,044,252	$4,044	$15,016,973	$-	$(12,810,541)	$2,210,476

Common stock issued pursuant to secondary public offering	-	-	1,972,500	1,973	1,162,712	-	-	1,164,685

Common stock issued pursuant to ATM program	-	-	1,500,000	1,500	2,303,505	-	-	2,305,005
- Authorized shares, 1,500,000 shares
- Unissued shares, 182,693 shares

Common stock units sold to related parties	-	-	692,429	692	524,308	-	-	525,000

Common stock issued for services	-	-	215,419	216	289,869	-	-	290,085

Stock options issued for services	-	-	-	-	414,614	-	-	414,614

Common stock warrants granted to note holders pursuant to debt financing	-	-	-	-	101,866	-	-	101,866

Amended warrants	-	-	-	-	89,949	-	-	89,949

Loss on foreign currency translation	-	-	-	-	-	(8,581)	-	(8,581)

Net loss	-	-	-	-	-	-	(4,751,516)	(4,751,516)

Balance, December 31, 2024	-	$-	8,424,600	$8,425	$19,903,796	$(8,581)	$(17,562,057)	$2,341,583

The accompanying notes are an integral part of these financial statements.

BRANCHOUT FOOD INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(4,751,516)	$(3,925,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts expense	25,586	-
Depreciation expense	205,907	223,856
Amortization of debt discounts	369,069	66,090
Impairment of assets	-	761,085
Common stock issued for services	290,085	159,140
Options and warrants issued for services	414,614	99,434
Amended warrants	89,949	-
Decrease (increase) in assets:
Accounts receivable	191,500	(557,313)
Advances on inventory purchases	(123,792)	(3,015)
Inventory	(1,593,730)	(177,044)
Other current assets	(66,272)	(278,891)
Right-of-use asset	118,913	21,092
Other assets	(1,947,483)	-
Increase (decrease) in liabilities:
Accounts payable	811,131	143,009
Accounts payable, related parties	-	(40,140)
Accrued expenses	1,080,370	(20,965)
Operating lease liability	25,853	-
Net cash used in operating activities	(4,859,816)	(3,529,372)

Cash flows from investing activities
Purchase of property and equipment	(2,847,207)	(116,565)
Payments received on notes receivable	24,646	-
Net cash used in investing activities	(2,822,561)	(116,565)

Cash flows from financing activities
Payment of deferred offering costs	(534,107)	(740,290)
Proceeds received on convertible notes payable, related parties	3,325,000	25,000
Proceeds received on convertible notes payable, unrelated parties	-	442,500
Proceeds received on notes payable	-	350,000
Repayment of notes payable	(448,353)	(2,420,000)
Proceeds received on notes payable, related parties	2,616,210	-
Repayment of notes payable, related parties	(115,000)	-
Repayments on revolving line of credit	-	(91,541)
Principal payments on finance lease	(9,926)	(36,390)
Proceeds from sale of common stock	4,528,797	6,226,000
Net cash provided by financing activities	9,362,621	3,755,279

Effect of exchange rate changes on cash	(8,581)	-

Net increase in cash	1,671,663	109,342
Cash - beginning of period	657,789	548,447
Cash - ending of period	$2,329,452	$657,789

Supplemental disclosures:
Interest paid	$196,007	$466,337
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Equipment purchased with debt financing	$500,000	$-
Relative fair value of warrants issued as a debt discount	$101,866	$46,090
Relative fair value of shares issued on debt conversions	$-	$6,029,204
Initial recognition of right-of-use assets and lease liabilities	$1,547,182	$184,592

The accompanying notes are an integral part of these financial statements.

BRANCHOUT FOOD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business

Nature of Business

BranchOut Food Inc. (“BranchOut,” the “Company,” “we,” “our” or “us”) was incorporated as Avochips Inc. in Oregon on February 21, 2017, and converted into AvoLov, LLC, an Oregon limited liability company, on November 2, 2017. On November 19, 2021, the Company converted from an Oregon limited liability company into BranchOut Food Inc., a Nevada corporation. The Company is engaged in the development, marketing, sale, and distribution of plant-based, dehydrated fruit and vegetable snacks and powders. The Company’s products are currently manufactured at its new production facility that commenced production in Pisco Peru in December 2024, and is supported by contract manufacturers, as necessary. The Company’s products are manufactured using a new proprietary dehydration technology licensed by the Company. The Company’s customers are primarily located throughout the United States.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at December 31, 2024:

Name of Entity	Jurisdiction	Relationship
BranchOut Food Inc.(1)	Nevada, U.S.	Parent
BranchOut Food Sucursal Peru(2)	Pisco, Peru	Subsidiary

(1)	Holding company in the form of a corporation.
(2)	Peruvian wholly-owned subsidiary of BranchOut Food Inc. in the form of a branch.

The consolidated financial statements herein contain the operations of the wholly-owned subsidiary listed above. The Company’s headquarters are located in Bend, Oregon.

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

BRANCHOUT FOOD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $17,562,057, and a working capital deficit of $3,897,382 as of December 31, 2024. The Company’s $2,329,452 of cash on hand at December 31, 2024 may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Subsequent to December 31, 2024, the Company received gross proceeds of approximately $2.5 million from sales of common stock in an “At-the-Market” registered offering. Although the Company anticipates that its results of operations will improve substantially as a result of the recent launch of its new facility in Peru, there can be no assurance in that regard. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Segment Reporting

Under ASC 280, Segment Reporting, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company has two components, consisting of its sales operations in the United States, and its production operations in Peru. Therefore, the Company’s Chief Executive Officer, who is also the CODM, makes decisions and manages the Company’s operations based on these two operating segments for the manufacture and distribution of its products.

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

BRANCHOUT FOOD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. There were no cash equivalents on hand on December 31, 2024 and 2023.

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, under current regulations. The Company had $1,555,223 and $407,789 in excess of FDIC insured limits on December 31, 2024 and 2023, respectively, and has not experienced any losses in such accounts.

Accounts Receivable

Accounts receivable is carried at their estimated collectible amounts. Trade accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had an allowance for doubtful accounts of $25,586 at December 31, 2024. No allowance for doubtful accounts was necessary at December 31, 2023.

Inventory

The Company’s products consist of pre-packaged and bulk-dried fruit and vegetable-based snacks, powders and ingredients purchased from contract-manufacturers in Chile and/or Peru. The Company’s contract manufacturer in Peru uses equipment purchased by the Company in its manufacturing process. Raw materials consist of packaging materials. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. No reserve for obsolete inventories has been recognized. Inventory, consisting of raw materials and finished goods are stated at the lower of cost or net realizable value using the average cost valuation method, at December 31, 2024 and 2023, consisted of the following:

	December 31,
	2024	2023
Raw materials	$464,681	$13,734
Finished goods	1,465,854	323,071
Total inventory	$1,930,535	$336,805

The Company had prepaid inventory advances on products in the amount of $123,792 and $-0- as of December 31, 2024 and 2023, respectively. Advances of 70% of estimated finish product costs are made to enable manufacturer’s purchase of raw materials to produce finished products. The remaining 30% is paid upon receipt of finished goods.

BRANCHOUT FOOD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are stated at the lower of cost or estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

Office equipment	3 years
Furniture and fixtures	5 years
Equipment and machinery	5-10 years

Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized, and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the cost and related accumulated depreciation are eliminated, and any resulting gain or loss is reflected in operations. Depreciation expense was $171,873 and $223,856 for the years ended December 31, 2024 and 2023, respectively. For the year ended, December 31, 2024, a total of $34,034 of depreciation was included in the inventoried production costs, which gets expensed as Cost of Goods Sold as the inventory is sold.

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

License Agreement

The Company is party to a license agreement under which it is licensed to utilize certain technology and production equipment developed and manufactured by another company, relating on an exclusive basis to avocado products and on a non-exclusive basis to other products. The license is not discernible from the equipment; therefore, the license costs have been capitalized and depreciated over the useful life of the equipment. The license agreement also entitles the licensor to a royalty on all revenue from the sale of products produced using the equipment. These royalties are recognized as royalty expenses as the products are sold. There was a total of $41,673 of royalty payments made during the year ended December 31, 2024, and none during the year ended December 31, 2023. Any future minimum royalty payments or equipment purchases under this license agreement are an unrecognized commitment as they relate to retaining exclusivity of the avocado products going forward and the Company can elect not to pay as disclosed in Note 17 to the financial statements included in this 10-K.

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

BRANCHOUT FOOD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows:

	December 31,
	2024	2023
Gross revenue	$6,777,079	$3,184,018
Less: slotting, discounts, and allowances	260,742	358,163
Net revenue	$6,516,337	$2,825,855

Cost of Goods Sold

Cost of goods sold represents costs directly related to the purchase, production and manufacturing of the Company’s products. Costs include purchase costs, product development, freight-in, packaging, and print production costs.

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $311,586 and $162,048 for the years ended December 31, 2024 and 2023, respectively.

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

The Company issued stock-based compensation in the amount of $704,699 and $258,574 for the years ended December 31, 2024 and 2023, respectively.

BRANCHOUT FOOD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2024 and 2023, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Recently Adopted Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updated reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The Company adopted ASU No. 2023-07 during the year ended December 31, 2024. See Note 22 “Segment Reporting” in the accompanying Notes to the Consolidated Financial Statements for additional information.

Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in this ASU add specific requirements for income tax disclosures to improve transparency and decision usefulness. The guidance in ASU 2023-09 requires that public business entities disclose specific categories in the income tax rate reconciliation and provide additional qualitative information for reconciling items that meet a quantitative threshold. In addition, the amendments in ASU 2023-09 require that all entities disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes and disaggregated by individual jurisdictions. The ASU also includes other disclosure amendments related to the disaggregation of income tax expense between federal, state and foreign taxes. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis and retrospective application is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

BRANCHOUT FOOD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03 and in January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income -Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The guidance requires disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The ASU is effective in the first annual reporting period beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently assessing the effect that adoption of this guidance will have on its Consolidated Financial Statements.

Note 4 – Related Party Transactions

Kaufman Convertible Note

On July 15, 2024, the Company entered into a Securities Purchase Agreement (as amended, the “SPA”) with Daniel L. Kaufman, pursuant to which Mr. Kaufman agreed to purchase from the Company, in a private placement (i) a 12% Senior Secured Convertible Promissory Note in the principal amount of up to $3,400,000 (the “Convertible Note”), convertible into shares of the Company’s common stock at a fixed price of $0.7582 per share of common stock, a (ii) a warrant to purchase 1,000,000 shares of common stock at an exercise price of $1.00 per share (the “$1.00 Warrant”), and (iii) a warrant to purchase 500,000 shares of common stock at an exercise price of $1.50 per share (the “$1.50 Warrant” and, together with the $1.00 Warrant, the “Warrants” and together with the Convertible Note, the “Purchased Securities”), in consideration of an initial loan in the principal amount of $2,000,000 (the “Initial Loan”) made to the Company under the Convertible Note, subject to the terms and conditions thereof. On July 19, 2024, the Company, Mr. Kaufman and Kaufman Kapital LLC (“Kaufman Kapital”) entered into an amendment to the SPA, which among other things, replaced Mr. Kaufman with Kaufman Kapital as the “Investor” under the SPA.

On July 24, 2024, the Company issued the Purchased Securities to Kaufman Kapital in consideration of making the Initial Loan to the Company. On December 9, 2024, Kaufman Kapital made an additional loan to the Company under the Convertible Note in the amount of $1,400,000.

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

The Company’s obligations under the Convertible Note are secured by a lien granted to Kaufman Kapital on substantially all of the Company’s assets pursuant to a Security Agreement entered between the Company and Kaufman Kapital (the “Security Agreement”). In addition, the Convertible Note includes affirmative and negative covenants, events of defaults and other terms and conditions, customary in transactions of this nature.

Kaufman Promissory Note

On August 30, 2024, the Company borrowed $1,200,000 from Kaufman Kapital pursuant to a Senior Secured Promissory Note in the principal amount of $1,200,000 (the “Note”) issued by the Company to Kaufman Kapital. The Note matures on June 30, 2025, as amended. The loan under the Note bears interest at a rate of 15% per annum. The Company’s obligations under the Note are secured by a lien on substantially all of the Company’s assets pursuant to the Security Agreement. In addition, the Note includes affirmative and negative covenants, events of defaults and other terms and conditions, customary in transactions of this nature.

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

BRANCHOUT FOOD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Common Stock Options Issued for Services

On February 22, 2024, the Company granted options to purchase 140,000 shares of the Company’s common stock under its 2022 Equity Incentive Plan (the “2022 Plan”), having an exercise price of $1.92 per share, exercisable over a 10-year term, to the Company’s CEO. The options vested immediately.

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

BRANCHOUT FOOD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Issued for Services

On October 26, 2023, the Company issued 12,500 shares, restricted in accordance with Rule 144, to a consultant, who later became a Company director, for services performed. The aggregate fair value of the shares was $19,000, based on the closing traded price of the common stock on the date of grant.

Note 5 – Formation of Subsidiary

On April 26, 2024, the Company formed BranchOut Food Sucursal Peru, a wholly-owned subsidiary in Peru, in the form of a legal entity called a branch, for the purpose of operating the 50,000 square-foot Peru Facility. The Company began manufacturing products at the Peru Facility in December of 2024.

Note 6 – Fair Value of Financial Instruments

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balances sheet as of December 31, 2024 and 2023:

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$2,329,452	$-	$-
Right-of-use-asset	-	-	1,575,497
Notes receivable	-	359,982	-
Total assets	2,329,452	359,982	1,575,497
Liabilities
Convertible notes payable, related parties net of $66,587 of discounts	-	-	3,333,413
Notes payable	-	1,846,147	-
Notes payable, related parties	-	1,200,000	-
Lease liabilities	-	-	1,674,064
Total liabilities	-	3,046,147	5,077,477
Total assets and liabilities	$2,329,452	$(2,686,165)	$(3,521,286)

BRANCHOUT FOOD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$657,789	$-	$-
Right-of-use-asset	-	-	147,228
Notes receivable	-	384,628	-
Total assets	657,789	384,628	147,228
Liabilities
Notes payable	-	235,000	-
Lease liability	-	-	131,930
Total liabilities	-	235,000	131,930
Total assets and liabilities	$657,789	$149,628	$15,298

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 31, 2024 and 2023.

Note 7 – Major Customers and Accounts Receivable

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total net revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the years ended December 31, 2024 and 2023, two customers accounted for 99% and 90% of net revenue, respectively, and 89% and 85% of accounts receivable, respectively.

Note 8 – Other Current Assets

Other current assets at December 31, 2024 and 2023, consisted of the following:

	December 31,
	2024	2023
Prepaid insurance costs	$21,736	$2,403
Prepaid advertising and trade show fees	14,944	20,106
Prepaid professional & license fees	27,369	6,056
Miscellaneous prepaid expenses	19,583	-
Interest receivable	30,740	19,535
Total other current assets	$114,372	$48,100

Note 9 – Property and Equipment

Property and equipment at December 31, 2024 and 2023, consisted of the following:

	December 31,
	2024	2023
Equipment and machinery	$4,580,541	$1,233,334
Less: Accumulated depreciation	(524,242)	(318,335)
Total property and equipment, net	$4,056,299	$914,999

Depreciation of property and equipment was $171,873 and $223,856 for the years ended December 31, 2024 and 2023, respectively. For the year ended, December 31, 2024, a total of $34,034 of depreciation was included in the inventoried production costs, which gets expensed as Cost of Goods Sold as the inventory is sold.

BRANCHOUT FOOD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Other Assets

Other assets consisted of the following as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
First position mortgage(1)	$1,267,000	$-
VAT tax receivable(2)	680,483	-
Total other current assets	$1,947,483	$-

(1)	On May 10, 2024, in connection with the lease of the Company’s facility in Peru, the Company paid $275,000 toward the purchase of a First Position Mortgage (“FPM”) receivable in the amount of $1,267,000, which is secured by the Peru facility and was owed by the landlord of the Peru facility to its former tenant, for a purchase price of $1,267,000. The Company paid an additional $80,000 during the fourth quarter of 2024, and the remaining $912,000 due on the FPM is to be paid in monthly installments of $152,000 from January 24, 2025 to June 23, 2025, as presented in other current liabilities on the balance sheet. The unpaid balance accrues interest at 9%. At December 31, 2024, a total of $33,215 of interest was accrued. The FPM enables the Company to ensure that they have uninterrupted access to the leased facility, and secures the option to purchase the facility by becoming the primary lien holder on the facility. The Company intends to exercise its option to purchase the facility at some point in the future, in which case the FPM would either be repaid out of the proceeds from a mortgage, or the FPM would be used to reduce the purchase price of the facility.

(2)	VAT tax receivable is comprised of taxes that were paid as the Company imported equipment and raw materials into Peru. These taxes will be refunded as inventory is exported, or if equipment is exported for any unforeseeable reason.

Note 11 – Notes Receivable

Nanuva Note Receivable

On February 4, 2021, the Company entered into a Manufacturing and Distributorship Agreement (“MDA”) with Natural Nutrition SpA, a Chilean company (“Nanuva”), in which the Company loaned $500,000 to Nanuva (“Advance Payment”) to help finance the capital investment needed for Nanuva to purchase two industrial fruit drying machines to be used in servicing the Company’s manufacturing needs. Pursuant to the MDA, the Company is entitled to recover the Advance Payment in full no later than May 31, 2027, which prior to repayment, will bear interest at 3% per annum. The Advance Payment is to be repaid pursuant to a two-dollar ($2/kg) deduction in the price of any product exported by Nanuva to the Company with certain mandatory minimum annual payments. Repayments commence on the earlier of a) the first invoice issued by Nanuva after installation of the drying equipment, or b) June 30, 2021. The MDA expires on May 31, 2027, with automatic annual renewals thereafter, unless it is terminated in accordance with the terms of the MDA. The Company deferred collection of the minimum annual payment requirement for 2023 until 2024 when several large orders were placed. As of December 31, 2024, a total of $140,018 of the Advance Payment had been repaid as a reduction of inventory costs, consisting of $140,018 of principal and $16,223 of interest. All payments consisted of reductions in inventory costs, other than a payment of $15,000 in cash on March 24, 2021. As of December 31, 2024, a total of $390,722 was outstanding from Nanuva, consisting of $359,982 of principal and $30,740 of unpaid interest. As of December 31, 2023, a total of $404,163 was outstanding from Nanuva, consisting of $384,628 of principal and $19,535 of unpaid interest. The Advance Payment is collateralized by a second lien in the equipment. Pursuant to the MDA, the Company has been appointed as Nanuva’s exclusive distributor in the following territories:

Product	Exclusivity Territories	Minimum Volume (Kg/month)(“MOQ”)
Avocado Powder	Worldwide (except Chile)	1,000
Banana Chips	Worldwide (except Chile)	1,000
Avocado Snacks	North America (Canada and USA)	1,000
Avocado Chips	Worldwide	1,000
Other Powders	No Exclusivity	-0-

Note 12 – Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2024	2023
Accrued payroll and taxes	$82,338	$43,376
Accrued interest	210,783	2,577
Accrued chargebacks	26,663	119,291
Accrued royalties	13,830	-
Total accrued expenses	$333,614	$165,244

BRANCHOUT FOOD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Convertible Notes Payable, Related Parties

As discussed in further detail in Note 4, on July 24, 2024, the Company issued the $3.4 million Convertible Note to Kaufman Kapital, together with Warrants, convertible into shares of common stock at a fixed price of $0.7582 per share. The Convertible Note matures on the earlier of (i) December 31, 2025, (ii) the sale by the Company of $5,000,000 of equity or debt securities in a single transaction or series of related transactions (excluding certain specified transactions), or (iii) the closing of a change of control transaction as provided in the Convertible Note. Loans outstanding under the Convertible Note bear interest at an initial rate of 12% per annum, and together with accrued principal are convertible into common stock.

The Company’s obligations under the Convertible Note are secured by a lien granted to Kaufman Kapital on substantially all of the Company’s assets pursuant to the Security Agreement. In addition, the Convertible Note includes affirmative and negative covenants, events of defaults and other terms and conditions, customary in transactions of this nature.

In accordance with ASC 470, the Company recorded total discounts of $95,958, consisting of $75,000 of legal fees and $20,958 related to the relative fair value of the Warrants. The discounts are amortized to interest expense over the term of the loan using the effective interest method. As of December 31, 2024, a total of $66,587 of unamortized debt discounts are expected to be expensed over the remaining life of the loan.

The Company recognized $145,360 of interest expense on convertible notes payable, related parties for the year ended December 31, 2024, consisting of $115,989 of stated interest expense, $22,956 of amortized debt discounts and $6,415 of amortized debt discounts due to warrants. The Company recognized $3,696 of interest expense on convertible notes payable, related parties for the year ended December 31, 2023.

Note 14 – Notes Payable

Notes payable consists of the following as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023

On May 22, 2023, the Company entered into an equipment purchase agreement with the EnWave Corporation (“EnWave”), for the purchase of a used 100kW Rev vacuum microwave dehydration machine (the “EnWave Machine”). Cash payments of $500,000 were paid towards the $1,000,000 purchase price on the EnWave Machine, while the $500,000 balance due is to be paid in twelve (12) monthly installments of $44,424, bearing interest 12% per annum, commencing August 1, 2024.	$251,647	$-

On March 15, 2023, the Company completed the sale of a $200,000 Promissory Note to The John & Kristen Hinman Trust Dated February 23, 2016 (the “Hinman Note”), pursuant to the Loan Agreement between the Company and the Hinman Trust. The Hinman Note carried interest at 18% per annum. The Hinman Note was repaid on January 2, 2024.	-	200,000

On May 17, 2020, the Company entered into a loan agreement with the United States Small Business Administration (the “SBA”), as lender, pursuant to the SBA’s Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business (the “EIDL Loan Agreement”) encompassing a $34,500 Promissory Note issued to the SBA (the “EIDL Note”) (together with the EIDL Loan Agreement, the “EIDL Loan”), bearing interest at 3.75% per annum. In connection with entering into the EIDL Loan, the Company also executed a security agreement, dated May 17, 2020, between the SBA and the Company pursuant to which the EIDL Loan is secured by a security interest on all of the Company’s assets. Under the EIDL Note, the Company is required to pay principal and interest payments of $169 every month beginning May 17, 2021; however, the SBA extended the repayment date to November 17, 2022. All remaining principal and accrued interest is due and payable on May 17, 2050. The EIDL Note may be repaid at any time without penalty.	34,500	34,500

Total notes payable	$286,147	$234,500
Less: current maturities	251,647	200,000
Notes payable, less current maturities	$34,500	$34,500

The Company recognized $19,809 and $214,430 of interest expense on notes payable for the years ended December 31, 2024 and 2023, respectively.

BRANCHOUT FOOD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Notes Payable, Related Parties

Kaufman Note

As discussed in Note 4, on August 30, 2024, the Company borrowed $1,200,000 from Kaufman Kapital pursuant to a Senior Secured Promissory Note that, as amended, matures on June 30, 2025. The loan under the Note bears interest at a rate of 15% per annum. The Company’s obligations under the Note are secured by a lien on substantially all of the Company’s assets pursuant to the Security Agreement. In addition, the Note includes affirmative and negative covenants, events of defaults and other terms and conditions, customary in transactions of this nature.

Eagle Vision Notes

As discussed in Note 4, in connection with the sale of the Purchased Securities to Kaufman Kapital under the SPA, the Company entered into an Omnibus Amendment to Note Documents with substantially all of the Holders of the Company’s Senior Notes and Warrants issued under that certain Subscription Agreement dated as of January 10, 2024, as amended, pursuant to which, among other things, (i) the exercise price of the Warrants issued to the Holders was reduced from $2.00 to $1.00, (ii) the outside maturity date of the Senior Notes held by the Holders was extended from December 31, 2024 to December 31, 2025 (subject to further extension in the event the maturity date of the Convertible Note is extended), (iii) the Company’s obligation to make payments of principal under the Senior Notes held by the Holders beginning July 1, 2024 has been eliminated, and instead all obligations of the Company under such Senior Notes will be due in one lump sum on the maturity date of the Senior Notes, and (iv) the Company’s obligations under the Convertible Note and liens granted to the holder thereof, will be pari passu with the Company’s obligations under the Senior Notes held by the Holders and liens granted to the holders thereof. The amendment warrants resulted in $89,949 of additional interest expense.

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

BRANCHOUT FOOD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 9, 2024, the Company completed the sale of $400,000 of Senior Notes and Warrants to purchase an aggregate of 100,000 shares of the Company’s common stock, to a group of six Investors led by Eagle Vision, pursuant to a Subscription Agreement between the Company and the Investors.

In accordance with ASC 470, the Company recorded total discounts of $339,698, including $80,908 on the relative fair value of the Warrants, incurred as of December 31, 2024. The discounts are being amortized to interest expense over the term of the debentures using the effective interest method. The Company recorded an aggregate $339,698 of interest expense pursuant to the amortization of note discounts for the year ended December 31, 2024.

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

Notes payable, related parties, consists of the following as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023

Total Kaufman Note	$1,200,000	$-
Total Senior Notes held by Eagle Vision	1,560,000	-
Total notes payable, related parties	2,760,000	-
Less: current maturities	2,760,000	-
Notes payable, related parties, less current maturities	$-	$-

The Company recognized $664,847 and $66,090 of interest expense on notes payable, related parties for the years ended December 31, 2024 and 2023, respectively. Interest expense for the year ended December 31, 2024, consisted of $235,200 of stated interest expense, $258,790 of amortized debt discounts and $80,908 of amortized debt discounts due to warrants, along with $89,949 of additional interest expense related to the modification of warrants, issued to Eagle Vision Investors. Interest expense for the year ended December 31, 2023, consisted of $66,090 of amortized debt discounts, including $46,090 of amortized debt discounts due to warrants issued on a Subordinated Note during the year ended December 31, 2023.

The Company recognized aggregate interest expense for the years ended December 31, 2024 and 2023 respectively, as follows:

	December 31,	December 31,
	2024	2023
Interest on convertible notes payable, related parties	$115,989	$3,696
Amortization of debt discounts on related party convertible notes	22,956	-
Amortization of debt discounts on related party convertible notes, warrants	6,415	-
Interest on convertible notes payable	-	138,316
Interest on notes payable	19,809	214,430
Interest on notes payable, related parties	235,200	-
Amortization of debt discounts on related party notes	258,790	20,000
Amortization of debt discounts on modification of Eagle Vision warrants	89,949	-
Amortization of debt discounts on related party notes, warrants	80,908	46,090
Interest on other current liability, first position mortgage	33,215	-
Interest on revolving line of credit	-	8,251
Finance charge on letter of credit	-	2,082
Interest on credit cards	-	2,406
Total interest expense	$863,231	$435,271

BRANCHOUT FOOD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Leases

Equipment Lease

The Company has financed production equipment with an acquisition cost of approximately $168,141 under a finance lease with a five-year term and a bargain purchase price of $1.00 at the end of the lease term. The finance lease commenced on May 9, 2023 and expires on May 31, 2028, with monthly lease payments of $3,657 commencing June 1, 2023, and a pre-funding and acceptance fee of $18,079, subject to the ASU 2016-02. As the Company’s lease does not provide implicit discount rates, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

Peru Facility Lease

On May 10, 2024, the Company entered into a ten-year lease for the 50,000 square-foot Peru Facility, which commenced operations in December of 2024. The lease of the Peru Facility requires monthly lease payments of $8,000 in the first two years of the lease, $20,000 in the third year of the lease, $22,000 in the fourth year of the lease, $24,000 in the fourth year of the lease, and $25,000 thereafter. The lease also has a 10-year renewal option, and a buy-out option under which we may purchase the Peru Facility for $1,865,456.

In connection with the lease of the Peru Facility, the Company purchased a first position mortgage receivable in the amount of $1,267,000, which is secured by the Peru Facility and was owed by the landlord of the Peru Facility to its former tenant, for a purchase price of $1,267,000, of which $355,000 was paid during the year ended December 31, 2024. The remaining $912,000 is to be paid in monthly installments of $152,000 from January 24, 2025 to June 23, 2025, as presented in other current liabilities on the balance sheet. The unpaid balance accrues interest at 9%. At December 31, 2024, a total of $33,215 of interest was accrued.

The components of lease expense were as follows:

	For the Years Ended
	December 31,
	2024	2023
Operating lease cost:
Amortization of right-of-use asset	$103,146	$-
Interest on lease liability	89,853	-
Capitalized inventory costs	(15,313)	-
Total operating lease cost	177,686	-
Finance lease cost:
Amortization of right-of-use asset	$31,563	$-
Interest on lease liability	18,164	-
Total finance lease cost	49,727	-
Other short-term leases	12,800	-
Total lease costs	$240,213	$-

Supplemental balance sheet information related to leases was as follows:

	December 31,	December 31,
	2024	2023
Operating lease:
Operating lease assets	$1,444,036	$-

Current portion of operating lease liability	$-	-
Noncurrent operating lease liability	1,573,035	-
Total operating lease liability	$1,573,035	$-
Finance lease:
Finance lease assets	$131,461	$147,228

Current portion of finance lease liability	$29,243	30,901
Noncurrent finance lease liability	92,761	101,029
Total finance lease liability	$122,004	$131,930

Weighted average remaining lease term:
Operating lease	9.86 years	-
Finance lease	3.13 years	3.35 years

Weighted average discount rate:
Operating lease	9%	-
Finance lease	11%	11%

BRANCHOUT FOOD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow and other information related to finance leases was as follows:

	For the Years Ended
	December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows provided by operating leases	$25,853	$-
Finance cash flows used for finance leases	$9,926	$-
		-
Leased assets obtained in exchange for lease liabilities:		-
Total operating lease liabilities	$1,547,182	$-
Total finance lease liabilities	$184,592	$-

The future minimum lease payments due under operating leases as of December 31, 2024 is as follows:

Year Ending	Minimum Lease
December 31,	Commitments
2025	$96,000
2026	192,000
2027	256,000
2028	280,000
Thereafter	1,596,000
Total minimum lease payments	2,420,000
Less effects of discounting	846,965
Lease liability recognized	1,573,035
Less current portion	-
Long-term operating lease liability	$1,573,035

The future minimum lease payments due under finance leases as of December 31, 2024 is as follows:

Year Ending	Minimum Lease
December 31,	Commitments
2025	$40,229
2026	43,886
2027	43,886
2028	18,286
Total minimum lease payments	146,287
Less effects of discounting	24,283
Lease liability recognized	122,004
Less current portion	29,243
Long-term finance lease liability	$92,761

BRANCHOUT FOOD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Operating Lease

On May 10, 2024, the Company entered into a ten-year lease for the 50,000 square-foot Peru Facility, which commenced operations in December of 2024. The lease requires monthly lease payments of $8,000 in the first two years of the lease, $20,000 in the third year of the lease, $22,000 in the fourth year of the lease, $24,000 in the fourth year of the lease, and $25,000 thereafter. The lease also has a 10-year renewal option, and a buy-out option under which the Company may purchase the Peru Facility for $1,865,456.

Finance Lease

The Company leases equipment under a non-cancelable finance lease payable in monthly installments of $3,657 expiring on May 31, 2028.

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

In addition to the initial EnWave Equipment we purchased, the Company agreed to purchase additional equipment from EnWave over time. The additional equipment purchase schedule, as amended, requires the Company to purchase a “Second EnWave Machine” and pay up-to four non-refundable deposits for the Second EnWave Machine in the amount of fifty thousand dollars ($50,000) each on September 30, 2023, December 31, 2023, March 31, 2024 and June 30, 2024 (the “Interim Deposits”). The Company paid the first three non-refundable deposits of $50,000 on September 27, 2023, December 31, 2023 and March 8, 2024, and completed the purchase on December 12, 2024. The Company is also required to execute an Equipment Purchase Agreement for a 120kW, or greater rated power, EnWave Equipment (the “Third EnWave Machine”) on or before December 31, 2025, and satisfy the payment obligations required with respect to the Third EnWave Machine by the License Agreement. The Company is also required to enter into an Equipment Purchase Agreement for a 120kW, or greater, rated power EnWave Equipment (the “Fourth EnWave Machine”) on, or before, December 31, 2026, and to satisfy the payment obligations required with respect to the Fourth EnWave Machine by the License Agreement. The License Agreement is effective as long as EnWave possesses its EnWave technology. There have been no royalty payments to date, and any future minimum royalty payments or equipment purchases under this license agreement are an unrecognized commitment, as they relate to retaining exclusivity of the avocado products going forward and the Company can elect not to pay.

BRANCHOUT FOOD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Stockholders’ Equity

Preferred Stock

The Company has authorized 8,000,000 shares of $0.001 par value preferred stock. As of December 31, 2024, none of the preferred stock has been designated or issued.

Common Stock

The Company has authorized 80,000,000 shares of $0.001 par value common stock. As of December 31, 2024, a total of 8,424,600 shares of common stock have been issued. Each holder of common stock is entitled to one vote for each share of common stock held.

At-The-Money Offering

On October 23, 2024, the Company entered into an At-The-Market Issuance Sales Agreement (the “ATM Agreement”) for the sale of shares of its common stock having an aggregate offering price of up to $3,000,000. The shares were sold at prevailing market prices, and the offering was conducted through Alexander Capital, L.P. (“Alexander Capital”). Net proceeds from the offering of 1,317,307 shares of common stock under the ATM Agreement, after deducting applicable expenses, including a commission paid to Alexander Capital equal to 3% of the gross proceeds from the sale of the shares, amounted to approximately $2,305,005 for the year ended December 31, 2024. As of December 31, 2024, the Company had 182,693 shares of common stock authorized but unissued, as held in a brokerage account with Alexander Capital, which were available for issuance under the ATM Agreement. These shares of common stock represent a part of the total authorized share capital. The issuance of shares has resulted in an increase in the outstanding common stock of the Company, as the proceeds will be used for general corporate purposes or specific use of proceeds, if applicable. No equity impact was recorded for these shares during the year ended December 31, 2024.

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

Unit Offering Sale of Common Stock and Warrants, Related Parties for the Year Ended December 31, 2024

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

BRANCHOUT FOOD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Follow-on Offering of Common Stock

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

Common Stock Issued for Services for the Year Ended December 31, 2024

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

BRANCHOUT FOOD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 17, 2023, the Company issued 44,334 shares under the 2022 Equity Plan, to its securities counsel for services performed. The aggregate fair value of the shares was $99,751, based on the closing traded price of the common stock on the date of grant.

Debt Conversions

In connection with the IPO in June 2023, a total of $6,029,204 of convertible debt, consisting of $5,526,691 of principal and $502,513 of interest, was converted into 1,572,171 shares of common stock, inclusive of $179,687, consisting of $165,000 of principal and $14,687 of interest, that converted into 43,562 shares of common stock issued upon the conversion of debts held by related parties. The notes were converted in accordance with the conversion terms; therefore, no gain or loss had been recognized.

Note 19 – Common Stock Options

Stock Incentive Plan

Our board of directors and shareholders adopted our 2022 Omnibus Equity Incentive Plan on January 1, 2022 (the “2022 Plan”). Our 2022 Plan allows for the grant of a variety of equity vehicles to provide flexibility in implementing equity awards, including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards. The number of shares reserved for issuance under the 2022 Equity Plan was initially an aggregate of 600,000 shares, as adjusted on June 15, 2023 in connection with the Company’s reverse stock split, subject to annual increases under the plan, resulting in 1,009,000 reserved shares as of December 31, 2024. There were 593,470 options with a weighted average exercise price of $2.39 per share outstanding as of December 31, 2024.

Common Stock Options Issued for Services

On May 1, 2024, the Company granted options to purchase 30,000 shares of the Company’s common stock, having an exercise price of $2.40 per share, exercisable over a 10-year term, to a new employee. The options will vest monthly over three years from the date of grant. The aggregate estimated value using the plain vanilla Black-Scholes Pricing Model, based on a volatility rate of 41% and a call option value of $1.1806, and an expected term of 6.5 years, was $35,419. The options are being expensed over the vesting period, resulting in $7,872 of stock-based compensation expense during the year ended December 31, 2024. As of December 31, 2024, a total of $27,547 of unamortized expenses are expected to be expensed over the vesting period.

On February 22, 2024, the Company granted options to purchase an aggregate 315,000 shares of the Company’s common stock, having an exercise price of $1.92 per share, exercisable over a 10-year term, to a total of six employees, including options to purchase 140,000 and 75,000 shares issued to the Company’s CEO and CFO, respectively. The options vested immediately. The aggregate estimated value using the plain vanilla Black-Scholes Pricing Model, based on a volatility rate of 41% and a call option value of $0.8581, and an expected term of 5.5 years, was $270,296.

On February 22, 2024, the Company also granted options to purchase an aggregate 79,166 shares of the Company’s common stock, having an exercise price of $1.92 per share, exercisable over a 10-year term, to a total of three of the Company’s directors. The options vested immediately. The aggregate estimated value using the plain vanilla Black-Scholes Pricing Model, based on a volatility rate of 41% and a call option value of $1.1407, and an expected term of 5.5 years, was $90,306.

On October 24, 2023, the Company granted options to purchase an aggregate 42,500 shares of the Company’s common stock, having an exercise price of $1.60 per share, exercisable over a 10-year term, to a total of four employees. The options will vest one-year from the date of grant. The estimated value using the plain vanilla Black-Scholes Pricing Model, based on a volatility rate of 93% and a call option value of $0.7118, and an expected term of 5.5 years, was $30,253. The options were expensed over the vesting period, resulting in $24,581 and $5,672 of stock-based compensation expense during the years ended December 31, 2024 and 2023, respectively.

On August 8, 2023, the Company granted options to purchase an aggregate 30,000 shares of the Company’s common stock under the 2022 Plan, having an exercise price of $6.00 per share, exercisable over a 10-year term, to the chairman of the audit committee. The options will vest monthly over a one-year period. The estimated value using the plain vanilla Black-Scholes Pricing Model, based on a volatility rate of 39% and a call option value of $0.1644, and an expected term of 3 years, was $4,932. The options were expensed over the vesting period, resulting in $2,980 and $1,952 of stock-based compensation expense during the years ended December 31, 2024 and 2023, respectively.

On August 8, 2023, the Company granted options to purchase an aggregate 30,000 shares of the Company’s common stock under the 2022 Plan, having an exercise price of $2.51 per share, exercisable over a 10-year term, to one of its directors. The options will vest monthly over a one-year period. The estimated value using the plain vanilla Black-Scholes Pricing Model, based on a volatility rate of 39% and a call option value of $0.7885, and an expected term of 3 years, was $23,655. The options were expensed over the vesting period, resulting in $14,291 and $9,364 of stock-based compensation expense during the years ended December 31, 2024 and 2023, respectively.

BRANCHOUT FOOD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 28, 2023, the Company awarded fully vested options to purchase 16,000 shares of common stock under the 2022 Plan at an exercise price equal to $4.125 per share, exercisable over a ten-year period to an employee. The estimated value using the plain vanilla Black-Scholes Pricing Model, based on a volatility rate of 50% and a call option value of $2.0249, and an expected term of 5 years, was $32,399. The options were expensed as stock-based compensation expense during the year ended December 31, 2023.

The following is a summary of information about the Stock Options outstanding at December 31, 2024.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$1.60 – 6.00	593,470	8.4 years	$2.39	564,935	$2.58

The following is a summary of activity of outstanding stock options:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2022	108,404	$4.125
Options granted	118,500	3.194
Options canceled	(57,600)	(4.125)
Balance, December 31, 2023	169,304	3.639
Options granted	424,166	1.95
Balance, December 31, 2024	593,470	$2.39

Exercisable, December 31, 2024	564,935	$2.58

Note 20 – Common Stock Warrants

Warrants to purchase a total of 3,462,162 shares of common stock at a weighted average exercise price of $1.88 per share, with a weighted average remaining life of 5.11 years, were outstanding as of December 31, 2024.

Warrants Issued Pursuant to Convertible Note Financing

As discussed in further detail in Note 4, on July 24, 2024, the Company issued to Kaufman Kapital, in a private placement (i) a 12% Senior Secured Convertible Promissory Note in the principal amount of up to $3,400,000, (ii) a warrant to purchase 1,000,000 shares of common stock at an exercise price of $1.00 per share, and (iii) a warrant to purchase 500,000 shares of common stock at an exercise price of $1.50 per share, in consideration of an initial loan in the principal amount of $2,000,000 made to the Company under the Convertible Note. The proceeds received were allocated between the debt and warrants on a relative fair value basis. The relative aggregate estimated value of the $1.00 Warrants using the Black-Scholes Pricing Model, based on a weighted average volatility rate of 39% and a weighted average call option value of $0.2138, was $20,303, of which $6,214 was recognized as finance expense during the year ended December 31, 2024. As of December 31, 2024, there was $14,089 of unamortized expenses expected to be expensed over the remaining life of the outstanding debt. The relative aggregate estimated value of the $1.50 Warrants using the Black-Scholes Pricing Model, based on a weighted average volatility rate of 39% and a weighted average call option value of $0.0768, was $655, of which $201 was recognized as finance expense during the year ended December 31, 2024. As of December 31, 2024, there was $454 of unamortized expenses expected to be expensed over the remaining life of the outstanding debt.

BRANCHOUT FOOD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants Issued Pursuant to Unit Offering to Related Parties

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

Warrants Issued Pursuant to Underwriting Agreement

On June 28, 2024, pursuant to the Underwriting Agreement, the Company executed and delivered to the Representative a common stock Purchase Warrant (the “Representative’s Warrant”) to purchase up to 100,625 shares of Common Stock, which may be exercised beginning on December 23, 2024 (the date that is 180 days following the commencement of sales of common stock in connection with the Offering (the “Commencement Date”)) until June 26, 2029. The initial exercise price of the Representative’s Warrant is $0.96 per share, which is equal to 120% of the public offering price for the Shares.

Warrants Issued Pursuant to Debt Offering

On various dates from January 9, 2024 through May 22, 2024, the Company issued Warrants to purchase an aggregate total of 518,750 shares of common stock at an exercise price of $2.00 per share in connection with the sale of Senior Notes to a group of Investors led by Eagle Vision, in the aggregate principal amount of $1,675,000. The proceeds received were allocated between the debt and warrants on a relative fair value basis. The relative aggregate estimated value of the warrants using the Black-Scholes Pricing Model, based on a weighted average volatility rate of 40% and a weighted average call option value of $0.1560, was $80,908, which was recognized as finance expense during the year ended December 31, 2024.

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

BRANCHOUT FOOD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of information about our warrants to purchase common stock outstanding at December 31, 2024.

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$0.96-$7.50	3,462,162	5.11 years	$1.88	3,462,162	$1.88

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31,	December 31,
	2024	2023
Average risk-free interest rates	3.56%	4.04%
Average expected life (in years)	5.56	6.34
Volatility	39.15%	54.40%

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock was approximately $1.09 and $6.88 per warrant for the years ended December 31, 2024 and 2023, respectively.

The following is a summary of activity of outstanding common stock warrants, as retrospectively presented pursuant to the amendment on March 7, 2022:

		Weighted
		Average
	Number	Exercise
	of Shares	Prices
Balance, December 31, 2022	365,141	$6.81
Warrants granted	112,110	6.88
Balance, December 31, 2023	477,251	6.83
Warrants granted	2,984,911	1.09
Balance, December 31, 2024	3,462,162	$1.88

Exercisable, December 31, 2024	3,462,162	$1.88

Note 21 – Income Taxes

The Company incurred a net operating loss for the period from November 19, 2021 (the effective date of the conversion from a limited liability company to a corporation) through December 31, 2024 and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2024, the Company had approximately $9,512,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2041.

The provision (benefit) for income taxes for the period from November 19, 2021 (the effective date of the conversion from a limited liability company to a corporation) through December 31, 2024 were assuming a 21% effective tax rate.

BRANCHOUT FOOD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the Company’s deferred tax asset are as follows:

	December 31,	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carry forwards	$1,997,520	$1,680,000

Net deferred tax assets before valuation allowance	$1,997,520	$1,680,000
Less: Valuation allowance	(1,997,520)	(1,680,000)
Net deferred tax assets	$-	$-

The Company has incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2024.

In accordance with ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 22 – Segment Reporting

The Company is engaged in the development, marketing, sale, and distribution of plant-based, dehydrated fruit and vegetable snacks and powders. The Company’s products are currently manufactured at its new production facility that commenced production in Pisco Peru in December 2024, and is supported by contract manufacturers in Peru, as necessary. The Company’s customers are located throughout the United States. The Company’s sales operations, which represent 100% of the Company’s consolidated sales, are one of its two reportable segments. The sales operations’ segment revenues are predominately earned as consumer products are sold to big box retail customers throughout the United States and via the Company’s online platform. The Company aggregates its operating divisions into two reportable segments due to the operating divisions having similar economic characteristics with similar long-term financial performance, but different geographic locations. The Company’s sales occur entirely from, and within, the United States, while all of the Company’s production processes are conducted in Latin America, which represent its other operating segment. In addition, the Company’s operating divisions offer customers the same products, operate in similar regulatory environments, purchase the majority of the merchandise for retail sale from similar (and in many cases identical) vendors on a coordinated basis from a centralized location, serve of the same customers, and are allocated capital from a centralized location. Operating divisions are organized primarily on a geographical basis so the operating division management team can be responsive to local needs of the operating division and can execute company strategic plans and initiatives throughout the locations in their operating division. This geographical separation is the primary differentiation between these operating divisions. The geographical basis of organization reflects how the business is managed and how the Company’s Chief Executive Officer, who acts as the Company’s chief operating decision maker (“CODM”), assesses performance internally.

The accounting policies of the retail operations segment are the same as those described in the summary of significant accounting policies in Note 3 to the Consolidated Financial Statements. The Company’s CODM assesses performance and allocates resources for the retail operations segment using segment earnings before net interest expense, income tax expense and depreciation and amortization (“EBITDA”). The Company defines EBITDA as earnings before interest taxes and depreciation. The Company’s CODM also uses segment EBITDA to measure the operational effectiveness of the Company’s financial model, compare the performance of core operating results between periods, against budget and against competitors and evaluate whether to invest capital in the retail operations segment or in other parts of the Company, such as for share repurchases, debt repayments or capital expenditures. The Company’s CODM is not provided asset information by reportable segment as asset information is provided to the CODM on a consolidated basis. The Company’s capital expenditures are predominately used in the Company’s production operations, rather than its retail operations.

BRANCHOUT FOOD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s retail operations segment revenue, measure of segment profit or loss, significant segment expenses and reconciliation of the U.S. and Latin America operations segments’ EBITDA to consolidated net earnings before income tax expense for the years ended December 31, 2024 and 2023:

	For the Years Ended
	December 31,
	2024	2023

U.S. operations segment sales	$6,516,337	$2,825,855

U.S. operations segment expenses:
General and administrative	1,367,039	1,581,474
Rent	52,727	-
Salaries and wages	1,390,260	1,129,858
Professional fees	1,090,648	694,596
Total U.S. operating expenses	$3,900,674	$3,405,928
U.S. operations segment EBITDA	$2,615,663	$(580,073)

Latin American operations segment cost of goods sold	$5,480,874	$2,698,229
Latin American operations segment expenses:
General and administrative	263,438	-
Rent	187,486	-
Salaries and wages	213,940	-
Professional fees	200,493	-
Total Latin American operating expenses	865,357	-
Latin American operations segment EBITDA	$(6,346,231)	$(2,698,229)
Consolidated EBITDA	$(3,730,568)	$(3,278,302)

Reconciliation of net earnings before income tax expense:
Consolidated EBITDA	$(3,730,568)	$(3,278,302)
Depreciation	(171,873)	(223,856)
Interest income	14,156	11,719
Interest expense	(863,231)	(435,271)
Consolidated net loss before income tax expense	$(4,751,516)	$(3,925,710)

Note 23 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date hereof, which these financial statements were issued. No events occurred of a material nature that would have required adjustments to or disclosure in these financial statements except as follows:

ATM Offering

On February 18, 2025, the Company entered into entered into a First Amendment to the ATM Agreement to increase the aggregate offering price of the Shares that the Company may sell under the ATM Agreement to up to $5,000,000. Subsequent to December 31, 2024, the Company sold a total of 1,303,115 shares of common stock, including 182,693 shares authorized, but unissued at December 31, 2024, at prevailing market prices under the ATM Agreement for aggregate net proceeds of $2,407,448, after deducting applicable expenses, including a commission paid to Alexander Capital equal to 3% of the gross proceeds from the sale of the shares.

Exercise of Warrants

On February 14, 2025, the Company received aggregate proceeds of $38,157 on the exercise of Representative’s Warrants to purchase an aggregate of 39,747 shares of common stock.

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

As of December 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a –15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013).” Based on this assessment, management identified the following material weaknesses that have caused management to conclude that, as of December 31, 2024, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level. We noted the following deficiencies that we believe to be material weaknesses: (1) the Company has no formal control process related to the identification and approval of related party transactions; (2) the Company lacks a formal and complete set of policies and procedures that cover the Company’s internal controls over financial reporting; (3) the Company did not maintain effective internal controls to assure proper segregation of duties; and (4) the Company has a lack of resources to evaluate and review appropriate accounting treatment for certain complex areas, such as the treatment of deferred tax assets, unique transactions, and share based compensation.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the fourth fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Set forth below are the present directors and executive officers of the Company. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Age	Position
Eric Healy	41	Chief Executive Officer, Chairman of the Board
John Dalfonsi	59	Chief Financial Officer, Director
David Israel	63	Director
Greg Somerville	57	Director
Byron Riché Jones	41	Director
Deven Jain	22	Director
Lindsey L. Schwartz	57	Director

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

John Dalfonsi—Chief Financial Officer and Director. John was appointed to serve as the Company’s Chief Financial Officer on January 10, 2024, and has served as a director of ours since June 21, 2023. Since 1995, Mr. Dalfonsi has closed public and private equity and debt financings, merger and acquisitions, advisory and fairness opinion transactions and Nasdaq and NYSE/AMEX IPOs. He has worked with companies in the healthcare, industrial, consumer, technology, cleantech and resource sectors, bringing a wealth of experience to the Company. During this period, Mr. Dalfonsi has spent the bulk of his career at ROTH Capital Partners, LLC and Paulson Investment Company, LLC. Mr. Dalfonsi has been the Managing Member at Eagle Vision Fund G/P., LLC since April 2022, was previously a Senior Managing Director at Paulson Investment Company, LLC from January 2021 through April 2022, and a Managing Director at Roth Capital Partners from February 2002 to December 2020. Mr. Dalfonsi earned his Bachelor of Science degree in Industrial Engineering from Northwestern University and his Master of Business Administration from the University of Chicago Booth School of Business.

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

Deven Jain—Independent Director. Deven Jain was appointed to our Board of Directors on July 24, 2024 upon the closing of the investment by Kaufman Kapital, LLC in our securities, although there is no agreement or arrangement between the Company and Kaufman pursuant to which Kaufman has the right to appoint or nominate a director. Mr. Jain served as an analyst at Kaufman Kapital from June 2024 until January 2025, and previously was an intern at CarMax and Dominion Energy. Mr. Jain is currently pursuing a degree in finance at The McIntire School of Commerce.

Lindsey L. Schwartz—Independent Director. Lindsey L. Schwartz was appointed to our board of directors on February 13, 2025. Since September of 2020, Mr. Schwartz has been the Executive Chairman of Schwartz Brothers Restaurants, which owns and operates a number of full-service restaurants in the greater Seattle area and Schwartz Brothers Bakery, which sells products in the US and Canada in many of the largest grocery and warehouse club chains. Mr. Schwartz also serves on the board of directors for Evergreens Salads and multiple advisory boards, including South Forty Snacks, Tiphaus and Radius Networks, and formerly served on the advisory board of Nutpods. Mr. Schwartz earned a BS in Business Administration from the University of Southern California.

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

The Board has affirmatively determined that each member of the Compensation Committee meets the independence criteria applicable to Compensation Committee members under SEC rules and Nasdaq listing rules. The Company believes that the composition of the Compensation Committee meets the requirements for independence under, and the functioning of such Compensation Committee complies with, any applicable requirements of the rules and regulations of Nasdaq listing rules and the SEC. The Compensation Committee consists of Mr. Israel and Mr. Somerville. Mr. Israel serves as chair of the Compensation Committee.

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

The Board has determined that each member of the Nominating and Corporate Governance Committee is independent within the meaning of the independent director guidelines of Nasdaq listing rules. The Nominating and Corporate Governance Committee consists of Mr. Israel and Mr. Somerville and. Mr. Somerville serves as chair of the Nominating and Corporate Governance Committee.

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

Delinquent Section 16(a) Reports

The were no persons who, at any time during the fiscal year ended December 31, 2024, was a director, executive officer, or beneficial owner of more than 10% of our common stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, except for a late filing of a Form 3 by Kaufman Kapital, a Form 4 filed by Kaufman Kapital one day late, and a late filing of a Form 4 by each of Eric Healy, John Dalfonsi David Israel, Byron Riche Jones, and Greg Somerville.

ITEM 11. Executive Compensation

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2024 and 2023 to Eric Healy, our Chief Executive Officer, and John Dalfonsi, our Chief Financial Officer, during 2024 (together, our “Named Executive Officers”).

Name and	Fiscal			Option
Financial Position	Year	Salary	Bonus	Awards		Total

Eric Healy,	2024	$255,377	$-	$120,132	(1)	$375,509
Chief Executive Officer and Chairman	2023	$222,490	$100,000	$-		$322,490

John Dalfonsi,(2)	2024	$150,000	$-	$64,356	(3)	$214,356
Chief Financial Officer	2023	$-	$-	$-		$-

(1) On February 22, 2024, we granted Mr. Healy the option to purchase 140,000 shares of common stock at an exercise price of $1.92 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 41% and a call option value of $0.8581, was $120,132.

(2) John Dalfonsi, our Chief Financial Officer, was appointed as the Company’s Chief Financial Officer on January 10, 2024.

(3) On February 22, 2024, we granted Mr. Dalfonsi the option to purchase 75,000 shares of common stock at an exercise price of $1.92 per share. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 41% and a call option value of $0.8581, was $64,356.

Employment Agreements and Incentive Compensation

We have entered into an employment agreement with our Chief Executive Officer, dated December 6, 2022. Pursuant to such agreement, Mr. Healy has agreed to serve as Chief Executive Officer and Chairman of our board of directors in consideration for an annualized salary of $250,000, which commenced upon the completion of the IPO, payable in regular installments in accordance with the usual payment practices of the Company. The employment agreement calls for an annual bonus, as determined by the board of directors and possible additional bonuses for services and results achieved by Mr. Healy. Furthermore, the employment agreement required the Company to pay a bonus to Mr. Healy of $100,000 upon the completion of the IPO in 2023.

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

Outstanding Equity Awards

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our Named Executive Officers at December 31, 2024.

Outstanding Option Awards at Fiscal Year-End
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Eric Healy, Chief Executive Officer	140,000	(1)	-	$1.92	February 21, 2034

John Dalfonsi, Chief Financial Officer	30,000	(2)	-	$6.00	August 7, 2028
	75,000	(1)	-	$1.92	February 21, 2034

(1) Options granted on February 22, 2024, vested immediately.

(2) Options granted on August 8, 2023, vested monthly over one year from the date of grant.

Option Exercises and Stock Vested

None of our Named Executive Officers exercised any stock options or acquired stock through vesting of an equity award during the year ended December 31, 2024.

Director Compensation

The following table summarizes the compensation paid or accrued by us to our directors that are not Named Executive Officers for the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash	Stock Award	Option Awards		Non-Equity Incentive Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation	Total

David Israel	$-	$-	$34,221	(1)	$-	$-	$-	$34,221
Byron Riché Jones	$-	$-	$38,974	(2)	$-	$-	$-	$38,974
Greg Somerville	$-	$-	$17,111	(3)	$-	$-	$-	$17,111
Deven Jain	$-	$-	$-		$-	$-	$-	$-
Lindsay L. Schwartz	$-	$-	$-		$-	$-	$-	$-

(1) On February 22, 2024, we granted Mr. Israel an option to purchase 30,000 shares of common stock at an exercise price of $1.92 per share, exercisable over a 10-year term. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 41% and a call option value of $1.1407, was $34,221.

(2) On February 22, 2024, we granted Mr. Jones an option to purchase 34,166 shares of common stock at an exercise price of $1.92 per share, exercisable over a 10-year term. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 41% and a call option value of $1.1407, was $38,974.

(3) On February 22, 2024, we granted Mr. Somerville an option to purchase 15,000 shares of common stock at an exercise price of $1.92 per share, exercisable over a 10-year term. The estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 41% and a call option value of $1.1407, was $17,111.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2025, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group. The address of each of our directors and executive officers named in the table is c/o BranchOut Food Inc., 205 SE Davis Ave., Suite C, Bend, Oregon 97702:

	Common Stock
Name of Beneficial Owner(1)	Number of Shares	% of Class(2)
Officers and Directors:
Eric Healy, Chairman and CEO(3)	2,077,104	20.0%
John Dalfonsi, CFO and Director(4)	311,694	3.2%
David Israel, Director(5)	46,254	*
Greg Somerville, Director(6)	45,000	*
Byron Riché Jones, Director(7)	182,955	1.9%
Lindsey L. Schwartz, Director	141,550	1.5%
Deven Jain, Director	-	-
Directors and Officers as a Group (7 persons)	2,804,557	26.4%
5% or Greater Shareholders
Eric Healy, CEO(3)	2,077,104	20.0%
Daniel L. Kaufman(8)	5,984,305	38.4%

* less than 1%

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock owned by such person.

(2)	Percentage of beneficial ownership is based upon 9,584,769 shares of common stock. For each named person, this percentage includes common stock that the person has the right to acquire either currently or within 60 days of March 31, 2025, including through the exercise of an option; however, such common stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(3)	Includes 140,000 shares of common stock that may be acquired under an option to purchase 140,000 shares of common stock at an exercise price of $1.92 per share that vested in full on February 22, 2024, exercisable until February 21, 2034. Also includes 659,456 shares of common stock that may be acquired under fully vested warrants to purchase 659,456 shares of common stock at an exercise price of $1.00 per share, exercisable until July 22, 2034.

(4)	Includes 75,000 shares of common stock that may be acquired under an option to purchase 75,000 shares of common stock at an exercise price of $1.92 per share that vested in full on February 22, 2024, exercisable until February 21, 2034. Also includes 30,000 shares of common stock that may be acquired under an option to purchase 30,000 shares of common stock at an exercise price of $6.00 per share that that vested in full on August 8, 2024, exercisable until August 7, 2028. Also includes an aggregate 44,803 shares of common stock that may be acquired by EagleVision Ventures, Inc., which is an entity 100% owned by the spouse of Mr. Dalfonsi, under the warrants listed below. The spouse of Mr. Dalfonsi has the sole voting and dispositive power over these shares.

	Options to Purchase	Exercise	Vesting	Expiration
Issuance Date:	Common Stock:	Price:	Terms:	Date:
March 7, 2022	15,383 shares	$6.50	Fully Vested	December 7, 2030
March 7, 2022	7,692 shares	$7.10	Fully Vested	May 6, 2031
May 26, 2022	18,334 shares	$7.50	Fully Vested	May 25, 2027
June 6, 2022	3,394 shares	$7.50	Fully Vested	June 5, 2027

(5)	Includes 16,254 shares held in the name of BFY Food Group, LLC, which is an entity in which David Israel is the beneficial owner. Mr. Israel has the sole voting and dispositive power over these shares. Also includes 30,000 shares of common stock that may be acquired under an option to purchase 30,000 shares of common stock at an exercise price of $1.92 per share that vested in full on February 22, 2024, exercisable until February 21, 2034.

(6)	Includes 15,000 shares of common stock that may be acquired under an option to purchase 15,000 shares of common stock at an exercise price of $1.92 per share that vested in full on February 22, 2024, exercisable until February 21, 2034. Also includes 30,000 shares of common stock that may be acquired under an option to purchase 30,000 shares of common stock at an exercise price of $2.51 per share that vested in full on August 8, 2024, exercisable until August 7, 2028.

(7)	Includes 12,500 shares held by Byron R Jones & Angelina Jones JT TEN. Includes 34,166 shares of common stock that may be acquired under an option to purchase 34,166 shares of common stock at an exercise price of $1.92 per share that vested in full on February 22, 2024, exercisable until February 21, 2034.

(8)	Includes an aggregate 4,484,305 shares of common stock that may be acquired by Kaufman Kapital LLC, which is an entity 100% owned by Mr. Daniel L. Kaufman, under $3,400,000 of senior secured convertible promissory notes that are convertible into common stock at a conversion rate of $0.7582 per share. Excludes 375,598 shares that could be converted into common stock on the accrued interest. Also includes 1,000,000 shares of common stock that may be acquired by Kaufman Kapital LLC under warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.00 per share that vested in full with shareholder approval on October 14, 2024, exercisable until December 31, 2025. And, includes 500,000 shares of common stock that may be acquired by Kaufman Kapital LLC under warrants to purchase 500,000 shares of common stock at an exercise price of $1.50 per share that vested in full with shareholder approval on October 14, 2024, exercisable until December 31, 2025. Mr. Kaufman has the sole voting and dispositive power over these shares.

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

Convertible Notes Payable

On July 15, 2024, the Company entered into a Securities Purchase Agreement (as amended, the “SPA”) with Daniel L. Kaufman, pursuant to which Mr. Kaufman agreed to purchase from the Company, in a private placement (i) a 12% Senior Secured Convertible Promissory Note in the principal amount of up to $3,400,000 (the “Convertible Note”), convertible into shares of the Company’s common stock at a fixed price of $0.7582 per share of common stock, a (ii) a warrant to purchase 1,000,000 shares of common stock at an exercise price of $1.00 per share (the “$1.00 Warrant”), and (iii) a warrant to purchase 500,000 shares of common stock at an exercise price of $1.50 per share (the “$1.50 Warrant” and, together with the $1.00 Warrant, the “Warrants” and together with the Convertible Note, the “Purchased Securities”), in consideration of an initial loan in the principal amount of $2,000,000 (the “Initial Loan”) made to the Company under the Convertible Note, subject to the terms and conditions thereof. On July 19, 2024, the Company, Mr. Kaufman and Kaufman Kapital LLC (“Kaufman Kapital”) entered into an amendment to the SPA, which among other things, replaced Mr. Kaufman with Kaufman Kapital as the “Investor” under the SPA. The $1,400,000 balance on the promissory note was received on December 9, 2024.

On July 24, 2024, the Company issued the Purchased Securities to Kaufman Kapital in consideration of Kaufman Kapital making the Initial Loan to the Company.

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

The Company’s obligations under the Convertible Note are secured by a lien granted to Kaufman Kapital on substantially all of the Company’s assets pursuant to a Security Agreement entered between the Company and Kaufman Kapital (the “Security Agreement”). In addition, the Convertible Note includes affirmative and negative covenants, events of defaults and other terms and conditions, customary in transactions of this nature.

Notes Payable

On August 30, 2024, the Company borrowed $1,200,000 from Kaufman Kapital pursuant to a Senior Secured Promissory Note in the principal amount of $1,200,000 (the “Note”) issued by the Company to Kaufman Kapital. The Note matures on June 30, 2025, as amended. The loan under the Note bears interest at a rate of 15% per annum. The Company’s obligations under the Note are secured by a lien on substantially all of the Company’s assets pursuant to the Security Agreement. In addition, the Note includes affirmative and negative covenants, events of defaults and other terms and conditions, customary in transactions of this nature.

Transactions with Eagle Vision

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

Director Independence

Our board of directors currently consists of Eric Healy, our Chief Executive Officer and Chairman, John Dalfonsi our Chief Financial Officer, David Israel, Greg Somerville, Byron Riché Jones, Deven Jain and Lindsey L. Schwartz. As executive officers, Messrs. Healy and Dalfonsi do not qualify as “independent” under standards of independence set forth by national securities exchanges. Our Board of Directors has determined that David Israel, Greg Somerville, Byron Riché Jones, Deven Jain and Lindsey L. Schwartz are “independent” in accordance with the NASDAQ Capital Market’s requirements.

ITEM 14. Principal AccountING Fees And Services

M&K CPAS, PLLC was the Company’s independent registered public accounting firm for the years ended December 31, 2024 and 2023.

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

	Years Ended December 31,
	2024	2023
Audit fees(1)	$65,450	$114,150
Audit related fees	-	-
Tax fees	-	-
All other fees(2)	24,900	-
Total	$90,350	$114,150

(1)	Audit fees were principally for audit services and work performed in the review of the Company’s quarterly reports on Form 10-Q

(2)	Other fees were principally for work performed in the review of the Company’s offerings filed under Forms S-1 and S-3, which were netted against the proceeds of the offerings

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibit	Description of Document

1.1	Underwriting Agreement, dated June 26, 2024, between the Company and Alexander Capital, L.P., as Representative of the Underwriters (Incorporated by reference to Exhibit 1.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 1, 2024)
1.2	At-The-Market Issuance Sales Agreement, dated as of October 23, 2024, between BranchOut Food Inc. and Alexander Capital, L.P. (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on October 23, 2024)
3.1	Articles of Incorporation of BranchOut Food Inc. (incorporated by reference to Exhibit 3.1 of the Form S-1 filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 24, 2023)
3.2	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 1.2 of the Company’s form 8-K filed with the Securities and Exchange Commission on June 22, 2023)
3.3	Certificate of Amendment to Articles of Incorporation of BranchOut Food Inc. filed January 4, 2024 (incorporated by reference to Exhibit 3. of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on January 8, 2024)
3.4	Bylaws of BranchOut Food Inc. (incorporated by reference to Exhibit 3.2 of the Form S-1 filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 24, 2023)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Form S-1/A filed with the Securities and Exchange Commission by BranchOut Food Inc. on June 13, 2023)
4.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.3 of the Form S-1/A filed with the Securities and Exchange Commission by BranchOut Food Inc. on May 12, 2023)
4.3	Form of Common Stock Warrant (issued to Selling Stockholders) (incorporated by reference to Exhibit 4.3 of the Form S-1 filed with the Securities and Exchange Commission by BranchOut Food Inc. on June 9, 2023)
4.4	Form of Warrant issued under Subscription Agreement dated as of January 9, 2024, as amended on April 15, 2024 (Incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on January 16, 2024)
4.5	Representative’s Warrant (Incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 1, 2024)
4.6	Form of 12% Senior Secured Convertible Promissory Note of the Company in the principal amount of up to $3,400,000 issuable under Securities Purchase Agreement dated July 15, 2024 (Incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 19, 2024)
4.7	Form of $1.00 Warrant issuable under Securities Purchase Agreement dated July 15, 2024 (Incorporated by reference to Exhibit 4.2 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 19, 2024)
4.8	Form of $1.50 Warrant issuable under Securities Purchase Agreement dated July 15, 2024 (Incorporated by reference to Exhibit 4.3 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 19, 2024)
4.9	Form of Warrant issuable under Subscription Agreement dated July 15, 2024 (Incorporated by reference to Exhibit 4.4 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 19, 2024)
4.10	Description of Securities Registered Under Section 12 of the Exchange Act (Incorporated by reference to Exhibit 4.5 of the Form 10-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 1, 2024)
10.1	Form of Indemnification Agreement+ (incorporated by reference to Exhibit 10.1 of the Form S-1/A filed with the Securities and Exchange Commission by BranchOut Food Inc. on June 9, 2023)
10.2	2022 Equity Incentive Plan of BranchOut Food Inc.+ (incorporated by reference to Exhibit 10.2 of the Form S-1 filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 24, 2023)
10.3	Subscription Agreement dated as of January 10, 2024 between BranchOut Food Inc. and the investors named therein (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on January 16, 2024)
10.4	Form of Senior Secured Note issued under Subscription Agreement dated as of January 10, 2024 between BranchOut Food Inc. and the investors named therein (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on January 16, 2024)
10.5	Security Agreement dated as of January 10, 2024 between BranchOut Food Inc. and the investors named therein (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on January 16, 2024)
10.6	Executive Employment Agreement between Eric Healy and BranchOut Food Inc. dated December 6, 2022+ (incorporated by reference to Exhibit 10.7 of the Form S-1 filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 24, 2023)

10.7	Contract Manufacturing Agreement between BranchOut Food Inc. and NXTDried Superfoods SAC dated January 14, 2022. £ (incorporated by reference to Exhibit 10.9 of the Form S-1 filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 24, 2023)
10.8	Manufacturing and Distributorship Agreement (“MDA”) between BranchOut Food Inc. and Natural Nutrition SpA, a Chilean company (“Nanuva”) dated February 4, 2021. £ (incorporated by reference to Exhibit 10.10 of the Form S-1 filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 24, 2023)
10.9	License Agreement between BranchOut Food, Inc. and EnWave Corporation dated May 7, 2021, together with amendments thereto dated October 26, 2022 and February 21, 2023. £ (incorporated by reference to Exhibit 10.11 of the Form S-1 filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 24, 2023)
10.10	First Amendment to Subscription Agreement dated as of April 16, 2024, between BranchOut Food Inc. and the investors named therein (Incorporated by reference to Exhibit 10.4 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 16, 2024)
10.11	Lease Agreement, dated as of May 10, 2024, between BranchOut Food Inc. and landlord of the Peru Facility (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on May 16, 2024)
10.12	Assignment of Credit and Substitution of Mortgagee, dated as of May 10, 2024, among BranchOut Food Inc., assignor, and landlord of the Peru Facility (Incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on May 16, 2024)
10.13	License Agreement between BranchOut Food, Inc. and EnWave Corporation dated May 7, 2021, together with amendments thereto dated October 26, 2022 and February 21, 2023. (Incorporated by reference to Exhibit 10.11 of the Form S-1 filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 24, 2023).
10.14	Third Amendment to License Agreement, dated as of May 23, 2024, between BranchOut Food Inc. and EnWave Corporation (Incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on May 28, 2024)
10.15	Securities Purchase Agreement, dated July 15, 2024, between the Company and Daniel L. Kaufman (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 19, 2024)
10.16	Amendment to Securities Purchase Agreement, dated July 19, 2024, by and among the Company, Daniel L. Kaufman and Kaufman Kapital LLC (Incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 19, 2024)
10.17	Unit Subscription Agreement of the Company, dated July 15, 2024 (Incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 19, 2024)
10.18	Security Agreement between the Company and Kaufman Kapital LLC, dated July 23, 2024 (Incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 29, 2024)
10.19	Omnibus Amendment to Note Documents, dated July 23, 2024, between the Company and holders of the Company’s Senior Notes (Incorporated by reference to Exhibit 10.4 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 29, 2024)
10.20	Senior Secured Promissory Note of the Company in the principal amount of $1,200,000, dated August 29, 2024, issued to Kaufman Kapital LLC (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on August 30, 2024)
10.21*	Public Deed of First Addendum to the Credit Assignment Agreement and Substitution of Mortgage Creditor, dated December 13, 2024, between BranchOut Food Inc. and Campos Del Sur S.A.
21.1*	List of Subsidiaries of BranchOut Food Inc.
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Clawback Policy of BranchOut Food Inc.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.
£	Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANCHOUT FOOD INC.
(Registrant)

By:	/s/ Eric Healy
Eric Healy
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John Dalfonsi
John Dalfonsi
Chief Financial Officer
(Principal Financial Officer)

Dated:	April 15, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric Healy	Chief Executive Officer and Chairman
Eric Healy	(Principal Executive Officer)	April 15, 2025

/s/ John Dalfonsi	Chief Financial Officer and Director	April 15, 2025
John Dalfonsi	(Principal Financial Officer)

/s/ David Israel	Director	April 15, 2025
David Israel

/s/ Greg Somerville	Director	April 15, 2025
Greg Somerville

/s/ Byron Riché Jones	Director	April 15, 2025
Byron Riché Jones

/s/ Deven Jain	Director	April 15, 2025
Deven Jain

/s/ Lindsey L. Schwartz	Director	April 15, 2025
Lindsey L. Schwartz

