Form 10-Q
period 2025-03-31
BranchOut Food Inc.
filed 2025-05-15
CIK 1962481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title or class	Shares outstanding as of May 14, 2025
Common Stock, $0.001 par value	9,584,769

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRANCHOUT FOOD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash	$2,386,381	$2,329,452
Accounts receivable, net	1,453,567	418,463
Advances on inventory purchases	233,093	123,792
Inventory	1,589,867	1,930,535
Other current assets	128,697	114,372
Total current assets	5,791,605	4,916,614

Property and equipment, net	4,281,227	4,056,299
Right-of-use assets	1,528,422	1,575,497
Other assets	2,149,947	1,947,483
Note receivable	359,982	359,982

Total Assets	$14,111,183	$12,855,875

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,137,566	$1,194,079
Accrued expenses	626,683	333,614
Other current liabilities	456,714	912,000
Convertible notes payable, related parties, net of discounts	3,349,832	3,333,413
Notes payable, current portion	167,412	251,647
Notes payable, related parties	2,760,000	2,760,000
Finance lease liability, current portion	30,054	29,243
Total current liabilities	8,528,261	8,813,996

Notes payable, net of current portion	34,500	34,500
Operating lease liability, net of current portion	1,583,120	1,573,035
Finance lease liability, net of current portion	84,263	92,761

Total Liabilities	10,230,144	10,514,292

Stockholders’ Equity:
Preferred stock, $0.001 par value, 8,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 80,000,000 shares authorized; 9,584,769 and 8,424,600 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	9,585	8,425
Additional paid-in capital	22,352,265	19,903,796
Accumulated other comprehensive loss	(372)	(8,581)
Accumulated deficit	(18,480,439)	(17,562,057)
Total Stockholders’ Equity	3,881,039	2,341,583

Total Liabilities and Stockholders’ Equity	$14,111,183	$12,855,875

See accompanying notes to financial statements.

BRANCHOUT FOOD INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024

Net revenue	$3,193,522	$1,467,016
Cost of goods sold	2,641,007	1,183,428
Gross profit	552,515	283,588

Operating expenses:
General and administrative	685,779	319,736
Salaries and wages	314,242	598,286
Professional fees	235,034	390,666
Total operating expenses	1,235,055	1,308,688

Operating loss	(682,540)	(1,025,100)

Other income (expense):
Interest income	5,136	2,877
Interest expense	(240,978)	(28,744)
Total other income (expense)	(235,842)	(25,867)

Net loss	$(918,382)	$(1,050,967)

Other comprehensive gain:
Gain on foreign currency translation	$8,209	$-

Net other comprehensive loss	$(910,173)	$(1,050,967)

Weighted average common shares outstanding - basic and diluted	8,745,747	4,109,467
Net loss per common share - basic and diluted	$(0.11)	$(0.26)

See accompanying notes to financial statements.

BRANCHOUT FOOD INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Loss	Deficit	Equity
Balance, December 31, 2024	-	$-	8,424,600	$8,425	$19,903,796	$-	$(8,581)	$(17,562,057)	$2,341,583

Common stock issued pursuant to ATM program	-	-	1,120,422	1,120	2,406,328	-	-	-	2,407,448

Exercise of underwriters’ warrants	-	-	39,747	40	38,117	-	-	-	38,157

Stock options issued for services	-	-	-	-	4,024	-	-	-	4,024

Gain on foreign currency translation	-	-	-	-	-	-	8,209	-	8,209

Net loss	-	-	-	-	-	-	-	(918,382)	(918,382)

Balance, March 31, 2025	-	$-	9,584,769	$9,585	$22,352,265	$-	$(372)	$(18,480,439)	$3,881,039

							Accumulated
					Additional		Other		Total
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Loss	Deficit	Equity
Balance, December 31, 2023	-	$-	4,044,252	$4,044	$15,016,973	$-	$-	$(12,810,541)	$2,210,476

Common stock issued for services	-	-	77,094	77	113,498	36,019	-	-	149,594

Stock options issued for services	-	-	-	-	376,384	-	-	-	376,384

Common stock warrants granted to note holders pursuant to debt financing	-	-	-	-	8,861	-	-	-	8,861

Net loss	-	-	-	-	-	-	-	(1,050,967)	(1,050,967)

Balance, March 31, 2024	-	$-	4,121,346	$4,121	$15,515,716	$36,019	$-	$(13,861,508)	$1,694,348

See accompanying notes to financial statements.

BRANCHOUT FOOD INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(918,382)	$(1,050,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	152,355	56,336
Loss on disposal of property and equipment	558	-
Amortization of debt discounts	16,419	14,666
Common stock issued for services	-	149,594
Options and warrants issued for services	4,024	376,384
Decrease (increase) in assets:
Accounts receivable	(1,035,104)	135,573
Advances on inventory purchases	(109,301)	(319,974)
Inventory	340,668	218,740
Other current assets	(14,325)	(31,437)
Right-of-use asset	47,075	8,454
Other assets	(202,464)	-
Increase (decrease) in liabilities:
Accounts payable	(56,513)	14,194
Accounts payable, related parties	-	12,000
Accrued expenses	(162,217)	(87,141)
Operating lease liability	10,085	-
Net cash used in operating activities	(1,927,122)	(503,578)

Cash flows from investing activities
Purchase of property and equipment	(377,841)	(50,000)
Payments received on notes receivable	-	9,900
Net cash used in investing activities	(377,841)	(40,100)

Cash flows from financing activities
Payment of deferred offering costs	(15,610)	-
Repayment of notes payable	(84,235)	(200,000)
Proceeds received on notes payable, related parties	-	345,000
Principal payments on finance lease	(7,687)	(7,411)
Proceeds from sale of common stock pursuant to ATM program	2,423,058	-
Proceeds from exercise of underwriters’ warrants	38,157	-
Net cash provided by financing activities	2,353,683	137,589

Effect of exchange rate changes on cash	8,209	-

Net increase (decrease) in cash	56,929	(406,089)
Cash - beginning of period	2,329,452	657,789
Cash - ending of period	$2,386,381	$251,700

Supplemental disclosures:
Interest paid	$63,621	$14,617
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Relative fair value of warrants issued as a debt discount	$-	$8,861

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

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2025, the results of operations for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2024 was derived from our audited financial statements. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2024, which were included in our Annual Report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at March 31, 2025:

Name of Entity	Jurisdiction	Relationship
BranchOut Food Inc.(1)	Nevada, U.S.	Parent
BranchOut Food Sucursal Peru(2)	Peru	Subsidiary

(1)	Holding company in the form of a corporation.
(2)	Peruvian wholly-owned subsidiary of BranchOut Food Inc. established on April 26, 2024 in the form of a branch.

The consolidated financial statements herein contain the operations of the wholly-owned subsidiaries listed above. The Company’s headquarters are located in Bend, Oregon.

Going Concern

As shown in the accompanying condensed consolidated financial statements, as of March 31, 2025, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $18,480,439, with negative working capital of $2,736,656, which may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute to achieving profitability. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These condensed consolidated financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities, that might be necessary should the Company be unable to continue as a going concern.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. There were no cash equivalents on hand on March 31, 2025 or December 31, 2024.

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, under current regulations. The Company had $1,628,846 and $1,555,223 in excess of FDIC insured limits on March 31, 2025 and December 31, 2024, respectively, and has not experienced any losses in such accounts.

Accounts Receivable

Accounts receivable is carried at their estimated collectible amounts. Trade accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had an allowance for doubtful accounts of $25,586 at March 31, 2025 and December 31, 2024.

Inventory

The Company’s products consist of pre-packaged and bulk-dried fruit and vegetable-based snacks, powders and ingredients developed at its production facility in Peru, and purchased products from contract-manufacturers in Chile and/or Peru. Raw materials consist of purchased fruits and vegetables and packaging materials. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. No reserve for obsolete inventories has been recognized. Inventory, consisting of raw materials, work in progress and finished goods are stated at the lower of cost or net realizable value using the average cost valuation method, and consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Raw materials	$223,385	$464,681
Work in progress	683,264	-
Finished goods	683,218	1,465,854
Total inventory	1,589,867	1,930,535

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company had prepaid inventory advances on product in the amounts of $233,093 and $123,792 as of March 31, 2025 and December 31, 2024, respectively. Advances of 70% of estimated finished product costs are made to enable manufacturers to purchase raw materials necessary to produce finished products. The remaining 30% of finished product costs are paid upon receipt of finished goods.

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

License Agreement

The Company is party to a license agreement under which it is licensed to utilize certain technology and production equipment developed and manufactured by another company, relating on an exclusive basis to avocado products and on a non-exclusive basis to other products. The license is not discernible from the equipment; therefore, the license costs have been capitalized and depreciated over the useful life of the equipment. The license agreement also entitles the licensor to a royalty on all revenue from the sale of products produced using the equipment. These royalties are recognized as royalty expenses as the products are sold. There was a total of $40,585 of royalty payments made during the three months ended March 31, 2025, and none during the three months ended March 31, 2024. Any future minimum royalty payments or equipment purchases under this license agreement are an unrecognized commitment as they relate to retaining exclusivity of the avocado products going forward and the Company can elect not to pay as disclosed in See Note 14, below.

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

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31,
	2025	2024

Revenue	$3,232,291	$1,470,836
Less: slotting, discounts, and allowances	38,769	3,820
Net revenue	$3,193,522	$1,467,016

Cost of Goods Sold

Cost of goods sold represents costs directly related to the purchase, production and manufacturing of the Company’s products. Costs include purchase costs, product development, freight-in, packaging, and print production costs.

Advertising Costs

The Company expenses the cost of advertising and promotions as incurred. Advertising and promotions expense was $156,226 and $57,059 for the three months ended March 31, 2025 and 2024, respectively.

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

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company incurred stock-based compensation of $4,024 and $525,978 for the three months ended March 31, 2025 and 2024, respectively.

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

Recently Adopted Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updated reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The Company adopted ASU No. 2023-07 during the year ended December 31, 2024. See Note 19 “Segment Reporting” in the accompanying Notes to the Consolidated Financial Statements for additional information.

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

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Each Warrant is exercisable for a 10-year period at an exercise price of $1.00 per share.

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

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2025 and December 31, 2024:

	Fair Value Measurements at March 31, 2025
	Level 1	Level 2	Level 3
Assets
Cash	$2,386,381	$-	$-
Right-of-use-asset	-	-	1,528,422
Notes receivable	-	359,982	-
Total assets	2,386,381	359,982	1,528,422
Liabilities
Convertible notes payable, related parties net of $50,168 of discounts	-	-	3,349,832
Notes payable	-	201,912	-
Notes payable, related parties	-	2,760,000	-
Lease liabilities	-	-	1,697,437
Total liabilities	-	2,961,912	5,047,269
Total assets and liabilities	$2,386,381	$(2,601,930)	$(3,518,847)

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$2,329,452	$-	$-
Right-of-use-asset	-	-	1,575,497
Notes receivable	-	359,982	-
Total assets	2,329,452	359,982	1,575,497
Liabilities
Convertible notes payable, related parties net of $66,587 of discounts	-	-	3,333,413
Notes payable	-	286,147	-
Notes payable, related parties	-	2,760,000	-
Lease liabilities	-	-	1,695,039
Total liabilities	-	3,046,147	5,028,452
Total assets and liabilities	$2,329,452	$(2,686,165)	$(3,452,955)

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ended March 31, 2025, or the year ended December 31, 2024.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Major Customers and Accounts Receivable

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total net revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three months ended March 31, 2025, two customers accounted for 92% of net revenue and 88% of accounts receivable at the end of the period, and for the three months ended March 31, 2024, one customer accounted for 99% of net revenue and 93% of accounts receivable at the end of the period.

Note 5 – Other Current Assets

Other current assets consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Prepaid insurance costs	$24,528	$21,736
Prepaid advertising and trade show fees	5,927	14,944
Prepaid professional fees & license fees	50,434	27,369
Prepaid taxes	6,472	-
Miscellaneous prepaid expenses	7,271	19,583
Interest receivable	33,403	30,740
Refunds receivable	662	-
Total other current assets	$128,697	$114,372

Note 6 – Property and Equipment

Property and equipment as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31,	December 31,
	2025	2024
Equipment and machinery	$4,957,824	$4,580,541
Less: Accumulated depreciation	(676,597)	(524,242)
Total property and equipment, net	$4,281,227	$4,056,299

Depreciation of property and equipment was $152,355 and $56,336 for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, a total of $152,265 of depreciation was included in the inventoried production costs, which is expensed through Cost of Goods Sold as the inventory is sold.

Note 7 – Other Assets

Other assets consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
First position mortgage(1)	$1,267,000	$1,267,000
VAT tax receivable(2)	882,947	680,483
Total other assets	$2,149,947	$1,947,483

(1)	On May 10, 2024, in connection with the lease of the Company’s facility in Peru, the Company paid $275,000 toward the purchase of a First Position Mortgage (“FPM”) receivable in the amount of $1,267,000, which is secured by the Peru facility and was owed by the landlord of the Peru facility to its former tenant, for a purchase price of $1,267,000. The Company paid an additional $80,000 during the fourth quarter of 2024, and another $456,000 during the first quarter of 2025. The remaining $456,000 due on the FPM is to be paid in monthly installments of $152,000 through June 23, 2025, as presented in other current liabilities on the balance sheet. The unpaid balance accrues interest at 9%. At March 31, 2025, a total of $50,081 of interest was accrued. The FPM enables the Company to have uninterrupted access to the leased facility, and secures the option to purchase the facility by becoming the primary lien-holder on the facility. The Company intends to exercise its option to purchase the facility at some point in the future, in which case the FPM would either be repaid out of the proceeds from a mortgage, or the FPM would be used to reduce the purchase price of the facility.

(2)	VAT tax receivable is comprised of taxes that were paid as the Company imported equipment and raw materials into Peru. These taxes will be refunded as inventory is exported, or if equipment is exported for any unforeseeable reason.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Notes Receivable

Nanuva Note Receivable

On February 4, 2021, the Company entered into a Manufacturing and Distributorship Agreement (“MDA”) with Natural Nutrition SpA, a Chilean company (“Nanuva”), in which the Company loaned $500,000 to Nanuva (“Advance Payment”) to help finance the capital investment needed for Nanuva to purchase two industrial fruit drying machines to be used in servicing the Company’s manufacturing needs. Pursuant to the MDA, the Company is entitled to recover the Advance Payment in full no later than May 31, 2027, which prior to repayment, will bear interest at 3% per annum. The Advance Payment is to be repaid pursuant to a two-dollar ($2/kg) deduction in the price of any product exported by Nanuva to the Company with certain mandatory minimum annual payments. Repayments commence on the earlier of a) the first invoice issued by Nanuva after installation of the drying equipment, or b) June 30, 2021. The MDA expires on May 31, 2027, with automatic annual renewals thereafter, unless it is terminated in accordance with the terms of the MDA. The Company deferred collection of the minimum annual payment requirement for 2023 until 2024 when several large orders were placed. As of March 31, 2025, a total of $156,241 of the Advance Payment had been repaid as a reduction of inventory costs, consisting of $140,018 of principal and $16,223 of interest. All payments consisted of reductions in inventory costs, other than a payment of $15,000 in cash on March 24, 2021. As of March 31, 2025, a total of $393,385 was outstanding from Nanuva, consisting of $359,982 of principal and $33,403 of unpaid interest. The Advance Payment is collateralized by a second lien in the equipment. Pursuant to the MDA, the Company has been appointed as Nanuva’s exclusive distributor in the following territories:

	Exclusivity	Minimum Volume
Product	Territories	(Kg/month)(“MOQ”)
Avocado Powder	Worldwide (except Chile)	1,000
Banana Chips	Worldwide (except Chile)	1,000
Avocado Snacks	North America (Canada and USA)	1,000
Avocado Chips	Worldwide	1,000
Other Powders	No Exclusivity	-0-

Note 9 – Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2025 and December 31, 2024, respectively:

	March 31,	December 31,
	2025	2024
Accrued payroll and taxes	$195,958	$82,338
Accrued interest	371,721	210,783
Accrued chargebacks	18,419	26,663
Accrued royalties	40,585	13,830
Total accrued expenses	$626,683	$333,614

Note 10 – Convertible Notes Payable, Related Parties

As discussed in further detail in Note 2, on July 24, 2024, the Company issued the $3.4 million Convertible Note to Kaufman Kapital, together with Warrants, convertible into shares of common stock at a fixed price of $0.7582 per share. The Convertible Note matures on the earlier of (i) December 31, 2025, (ii) the sale by the Company of $5,000,000 of equity or debt securities in a single transaction or series of related transactions (excluding certain specified transactions), or (iii) the closing of a change of control transaction as provided in the Convertible Note. Loans outstanding under the Convertible Note bear interest at an initial rate of 12% per annum, and together with accrued principal are convertible into common stock.

The Company’s obligations under the Convertible Note are secured by a lien granted to Kaufman Kapital on substantially all of the Company’s assets pursuant to the Security Agreement. In addition, the Convertible Note includes affirmative and negative covenants, events of defaults and other terms and conditions, customary in transactions of this nature.

In accordance with ASC 470, the Company recorded total discounts of $95,958, consisting of $75,000 of legal fees and $20,958 related to the relative fair value of the Warrants. The discounts are amortized to interest expense over the term of the loan using the effective interest method. As of March 31, 2025, a total of $50,168 of unamortized debt discounts are expected to be expensed over the remaining life of the loan.

The Company recognized $117,022 of interest expense on convertible notes payable, related parties for the three months ended March 31, 2025, consisting of $100,603 of stated interest expense, $12,833 of amortized debt discounts and $3,586 of amortized debt discounts due to warrants.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 11 – Notes Payable

Notes payable consists of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
On May 22, 2023, the Company entered into an equipment purchase agreement with the EnWave Corporation (“EnWave”), for the purchase of a used 100kW Rev vacuum microwave dehydration machine (the “EnWave Machine”). Cash payments of $500,000 were paid towards the $1,000,000 purchase price on the EnWave Machine, while the $500,000 balance due is to be paid in twelve (12) monthly installments of $44,424, bearing interest 12% per annum, commencing August 1, 2024.	$167,412	$251,647

On May 17, 2020, the Company entered into a loan agreement with the United States Small Business Administration (the “SBA”), as lender, pursuant to the SBA’s Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business (the “EIDL Loan Agreement”) encompassing a $34,500 Promissory Note issued to the SBA (the “EIDL Note”) (together with the EIDL Loan Agreement, the “EIDL Loan”), bearing interest at 3.75% per annum. In connection with entering into the EIDL Loan, the Company also executed a security agreement, dated May 17, 2020, between the SBA and the Company pursuant to which the EIDL Loan is secured by a security interest on all of the Company’s assets. Under the EIDL Note, the Company is required to pay principal and interest payments of $169 every month beginning May 17, 2021; however, the SBA extended the repayment date to November 17, 2022. All remaining principal and accrued interest is due and payable on May 17, 2050. The EIDL Note may be repaid at any time without penalty.	34,500	34,500

Total notes payable	$201,912	$286,147
Less: current maturities	167,412	251,647
Notes payable, less current maturities	$34,500	$34,500

The Company recognized $5,008 and $598 of interest expense on notes payable for the three months ended March 31, 2025 and 2024, respectively.

Note 12 – Notes Payable, Related Parties

Kaufman Note

As discussed in Note 2, on August 30, 2024, the Company borrowed $1,200,000 from Kaufman Kapital pursuant to a Senior Secured Promissory Note that, as amended, matures on June 30, 2025. The loan under the Note bears interest at a rate of 15% per annum. The Company’s obligations under the Note are secured by a lien on substantially all of the Company’s assets pursuant to the Security Agreement. In addition, the Note includes affirmative and negative covenants, events of defaults and other terms and conditions, customary in transactions of this nature.

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

The Senior Notes mature on the earlier of December 31, 2025, or the occurrence of a Qualified Subsequent Financing or Change of Control (as such terms are defined in the Subscription Agreement) and bear interest at a rate of 15% per annum. In addition, the Senior Notes are subject to covenants, events of defaults and other terms and conditions set forth in the Subscription Agreement. The Company’s obligations under the Notes are secured by liens on substantially all of the Company’s assets pursuant to the terms of the Security Agreement entered into by the Company on January 10, 2024 in favor of holders of the Senior Notes (the “Security Agreement”). Each Warrant is exercisable for a 10-year period at an exercise price of $1.00 per share.

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

In accordance with ASC 470, the Company recorded total discounts of $339,698, including $80,908 on the relative fair value of the Warrants during the year ended December 31, 2024. The discounts were amortized to interest expense during 2024 using the effective interest method.

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

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Notes payable, related parties, consists of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024

Total Kaufman Note	$1,200,000	$1,200,000
Total Senior Notes held by Eagle Vision	1,560,000	1,560,000
Total notes payable, related parties	2,760,000	2,760,000
Less: current maturities	2,760,000	2,760,000
Notes payable, related parties, less current maturities	$-	$-

The Company recognized $102,082 of interest expense on notes payable, related parties for the three months ended March 31, 2025, and $28,146 of interest expense on notes payable, related parties for the three months ended March 31, 2024, consisting of $13,480 of stated interest expense, $2,034 of amortized debt discounts and $12,632 of amortized debt discounts due to warrants.

The Company recognized aggregate interest expense for the three months ended March 31, 2025 and 2024 respectively, as follows:

	March 31,	March 31,
	2025	2024
Interest on convertible notes payable, related parties	$100,603	$-
Amortization of debt discounts on related party convertible notes	12,833	-
Amortization of debt discounts on related party convertible notes, warrants	3,586	-
Interest on notes payable	5,008	598
Interest on notes payable, related parties	102,082	13,480
Amortization of debt discounts on related party notes	-	12,632
Amortization of debt discounts on related party notes, warrants	-	2,034
Interest on first credit position financing	16,866	-
Total interest expense	$240,978	$28,744

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

In connection with the lease of the Peru Facility, the Company purchased a first position mortgage receivable in the amount of $1,267,000, which is secured by the Peru Facility and was owed by the landlord of the Peru Facility to its former tenant, for a purchase price of $1,267,000, of which $456,000 was paid during the three months ended March 31, 2025, and $355,000 was paid during the year ended December 31, 2024. The remaining $456,000 is to be paid in monthly installments of $152,000 through June 23, 2025, as presented in other current liabilities on the balance sheet. The unpaid balance accrues interest at 9%. At March 31, 2025, a total of $50,081 of interest was accrued.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The components of lease expense were as follows:

	For the Three Months Ended
	March 31,
	2025	2024
Operating lease cost:
Amortization of right-of-use asset	$38,679	$-
Interest on lease liability	10,012	-
Total operating lease cost	48,691	-
Finance lease cost:
Amortization of right-of-use asset	$8,396	$8,454
Interest on lease liability	3,285	3,561
Total finance lease cost	11,681	12,015
Total lease costs	$60,372	$12,015

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2025	2024
Operating lease:
Operating lease assets	$1,405,357	$1,444,036

Current portion of operating lease liability	$-	-
Noncurrent operating lease liability	1,583,120	1,573,035
Total operating lease liability	$1,583,120	$1,573,035
Finance lease:
Finance lease assets	$123,065	$131,461

Current portion of finance lease liability	$30,054	29,243
Noncurrent finance lease liability	84,263	92,761
Total finance lease liability	$114,317	$122,004

Weighted average remaining lease term:
Operating lease	9.61 years	9.86 years
Finance lease	2.90 years	3.13 years

Weighted average discount rate:
Operating lease	9%	9%
Finance lease	11%	11%

Supplemental cash flow and other information related to finance leases was as follows:

	For the Three Months Ended
	March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$10,085	$-
Finance cash flows used for finance leases	$7,687	$7,411

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The future minimum lease payments due under operating leases as of March 31, 2025 is as follows:

Year Ending	Minimum Lease
December 31,	Commitments
2025 (for the three months remaining)	$72,000
2026	192,000
2027	256,000
2028	280,000
2029	296,000
Thereafter	1,300,000
Total minimum lease payments	2,396,000
Less effects of discounting	812,880
Lease liability recognized	1,583,120
Less current portion	-
Long-term operating lease liability	$1,583,120

The future minimum lease payments due under finance leases as of March 31, 2025 is as follows:

Year Ending	Minimum Lease
December 31,	Commitments
2025 (for the three months remaining)	$29,257
2026	43,886
2027	43,886
2028	18,286
Total minimum lease payments	135,315
Less effects of discounting	20,998
Lease liability recognized	114,317
Less current portion	30,054
Long-term finance lease liability	$84,263

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

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

In addition to the initial EnWave Equipment we purchased, the Company agreed to purchase additional equipment from EnWave over time. The additional equipment purchase schedule, as amended, required the Company to purchase a “Second EnWave Machine”, which was purchased in full on December 12, 2024. The Company is also required to execute an Equipment Purchase Agreement for a 120kW, or greater rated power, EnWave Equipment (the “Third EnWave Machine”) on or before December 31, 2025, and satisfy the payment obligations required with respect to the Third EnWave Machine by the License Agreement. The Company is also required to enter into an Equipment Purchase Agreement for a 120kW, or greater, rated power EnWave Equipment (the “Fourth EnWave Machine”) on, or before, December 31, 2026, and to satisfy the payment obligations required with respect to the Fourth EnWave Machine by the License Agreement. The License Agreement is effective as long as EnWave possesses its EnWave technology. The Company recognized $40,585 of royalty expenses for the three months ended March 31,2025. Any future minimum royalty payments or equipment purchases under this license agreement are an unrecognized commitment, as they relate to retaining exclusivity of the avocado products going forward and the Company can elect not to pay.

Note 15 – Changes in Stockholders’ Equity

Preferred Stock

The Company has authorized 8,000,000 shares of $0.001 par value preferred stock. As of March 31, 2025, none of the preferred stock had been designated or issued.

Common Stock

The Company has authorized 80,000,000 shares of $0.001 par value common stock. As of March 31, 2025, a total of 9,584,769 shares of common stock had been issued. Each holder of common stock is entitled to one vote for each share of common stock held.

ATM Offering

On February 18, 2025, the Company entered into a First Amendment to an At-The-Market Issuance Sales Agreement (the “ATM Agreement”) to increase the aggregate offering price of the shares of common stock that the Company may sell under the ATM Agreement from $3,000,000 to up to $5,000,000. During the three months ended March 31, 2025, the Company sold a total of 1,303,115 shares of common stock, including 182,693 shares authorized, but unissued at December 31, 2024, at prevailing market prices under the ATM Agreement for aggregate net proceeds of $2,407,448, after deducting applicable expenses, including commissions paid to Alexander Capital, L.P., as sales agent, equal to 3% of the gross proceeds from the sale of the shares.

Exercise of Warrants

On February 14, 2025, the Company received aggregate proceeds of $38,157 on the exercise of Representative’s Warrants to purchase an aggregate of 39,747 shares of common stock.

Note 16 – Common Stock Options

Stock Incentive Plan

Our board of directors and shareholders adopted the 2022 Equity Plan on January 1, 2022. The 2022 Equity Plan allows for the grant of a variety of equity vehicles to provide flexibility in implementing equity awards, including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards. The number of shares reserved for issuance under the 2022 Equity Plan was initially an aggregate of 600,000 shares, as adjusted on June 15, 2023 in connection with the Company’s reverse stock split, subject to annual increases under the plan, resulting in 1,633,000 reserved shares as of March 31, 2025. There were 603,470 options with a weighted average exercise price of $2.39 per share, and a weighted average remaining life of approximately 8.16 years, outstanding as of March 31, 2025.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Common Stock Options Issued for Services

On February 13, 2025, the Company granted options to purchase 10,000 shares of the Company’s common stock, having an exercise price of $2.50 per share, exercisable over a 10-year term, to a new employee. The options will vest quarterly over three years from the date of grant. The aggregate estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 43% and a call option value of $1.2384, was $12,384. The options are being expensed over the vesting period, resulting in $-0- of stock-based compensation expense during the three months ended March 31, 2025. As of March 31, 2025, a total of $12,384 of unamortized expenses are expected to be expensed over the vesting period.

Note 17 – Common Stock Warrants

Warrants to purchase a total of 3,422,415 shares of common stock at a weighted average exercise price of $1.89 per share, with a weighted average remaining life of approximately 4.88 years, were outstanding as of March 31, 2025.

Exercise of Warrants

On February 14, 2025, the Company received aggregate proceeds of $38,157 on the exercise of Representative’s Warrants to purchase an aggregate of 39,747 shares of common stock.

Note 18 - Income Taxes

The Company incurred a net operating loss for the three months ended March 31, 2025, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. On March 31, 2025, the Company had approximately $10.45 million of federal net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2041.

The effective income tax rate for the three months ended March 31, 2025 and 2024, was 21%.

The Company has incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, a valuation allowance has been recorded against the Federal and state deferred tax assets as of March 31, 2025 and December 31, 2024.

Additionally, in accordance with ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 19 – Segment Reporting

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

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The accounting policies of the retail operations segment are the same as those described in the summary of significant accounting policies in Note 1 to the Condensed Consolidated Financial Statements. The Company’s CODM assesses performance and allocates resources for the retail operations segment using segment earnings before net interest expense, income tax expense and depreciation and amortization (“EBITDA”). The Company defines EBITDA as earnings before interest taxes and depreciation. The Company’s CODM also uses segment EBITDA to measure the operational effectiveness of the Company’s financial model, compare the performance of core operating results between periods, against budget and against competitors and evaluate whether to invest capital in the retail operations segment or in other parts of the Company, such as for share repurchases, debt repayments or capital expenditures. The Company’s CODM is not provided asset information by reportable segment as asset information is provided to the CODM on a consolidated basis. The Company’s capital expenditures are predominately used in the Company’s production operations, rather than its retail operations.

The following table presents the Company’s retail operations segment revenue, measure of segment profit or loss, significant segment expenses and reconciliation of the U.S. and Latin America operations segments’ EBITDA to consolidated net earnings before income tax expense for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31,
	2025	2024

U.S. operations segment sales	$3,193,522	$1,467,016

U.S. operations segment expenses:
General and administrative	525,668	319,736
Rent	11,831	-
Salaries and wages	241,046	598,286
Professional fees	166,622	390,666
Total U.S. operating expenses	$945,167	$1,308,688
U.S. operations segment EBITDA	$2,248,355	$158,328

Latin American operations segment cost of goods sold	$2,488,743	$1,127,092
Latin American operations segment expenses:
General and administrative	109,505	-
Rent	38,684	-
Salaries and wages	73,196	-
Professional fees	68,412	-
Total Latin American operating expenses	289,797	-
Latin American operations segment EBITDA	$(2,778,540)	$(1,127,092)
Consolidated EBITDA	$(530,185)	$(968,764)

Reconciliation of net earnings before income tax expense:
Consolidated EBITDA	$(530,185)	$(968,764)
Depreciation	(152,355)	(56,336)
Interest income	5,136	2,877
Interest expense	(240,978)	(28,744)
Consolidated net loss before income tax expense	$(918,382)	$(1,050,967)

Note 20 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued, noting no reportable event, except as follows:

Repayment on Notes Payable, Related Parties

On May 7, 2025, the Company repaid $325,000 of principal on the $1,200,000 Senior Secured Promissory Note from Kaufman Kapital that matures on June 30, 2025.

Common Stock Options Issued to Directors for Services

On April 14, 2025, the Company granted options to purchase an aggregate 90,000 shares of the Company’s common stock, consisting of options to purchase 15,000 shares to each of six directors, having an exercise price of $1.94 per share, exercisable over a 10-year term, including options to purchase 15,000 shares issued to the Company’s CEO and CFO in consideration of their services as directors. The options vest monthly over 6 months following the issuance date. The aggregate estimated value using the plain vanilla Black-Scholes Pricing Model, based on a volatility rate of 46% and a call option value of $0.8796, and an expected term of 5 years, was $791,170.

On April 11, 2025, the Company granted options to purchase 30,000 shares of the Company’s common stock, having an exercise price of $1.93 per share, exercisable over a 10-year term, to one of the Company’s directors. The options vested immediately. The estimated value using the plain vanilla Black-Scholes Pricing Model, based on a volatility rate of 46% and a call option value of $0.8765, and an expected term of 5 years, was $26,294.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. In addition to historical condensed financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Going Concern Uncertainty

As of March 31, 2025, we had a cash balance of $2,386,381, a working capital deficit of $2,736,656 and had incurred recurring losses from operations resulting in an accumulated deficit of $18,480,439. Although we anticipate that our results of operations will improve substantially as a result of the recent launch of our new facility in Peru, there can be no assurance in that regard. If we continue to generate substantial operating losses, we will not have sufficient funds to sustain our operations for the next twelve months and we will need to raise additional cash to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern.

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

Peru Facility Lease

On April 26, 2024, we formed BranchOut Food Sucursal Peru for the purpose of developing a production facility to produce our products in Peru. On May 10, 2024 we entered into a ten-year lease for our 50,000 square-foot food processing plant located in Peru (the “Peru Facility”). The lease of the Peru Facility requires us to make monthly lease payments of $8,000 in the first two years of the lease, $20,000 in the third year of the lease, $22,000 in the fourth year of the lease, $24,000 in the fourth year of the lease, and $25,000 thereafter. The lease also has a 10-year renewal option, and a buy-out option under which we may purchase the facility for $1,865,456. We began manufacturing products at the Peru Facility in December of 2024, and produced approximately $1,450,000 of products during the first quarter of 2025.

In connection with our lease of the Peru Facility, we paid $275,000 on May 10, 2024, $80,000 during the fourth quarter of 2024, and another $456,000 during the first quarter of 2025 as part of the purchase of a first position mortgage receivable in the amount of $1,267,000, which is secured by the Peru Facility and was owed by the landlord of the Peru Facility to its former tenant. The remaining $456,000 is due and payable in monthly installments of $152,000 through June 23, 2025, at which time an additional $55,604 of interest is due, based on a 9% financing rate.

Results of Operations for the Three Months Ended March 31, 2025 and 2024

The following table summarizes selected items from the statement of operations for the three months ended March 31, 2025 and 2024, respectively.

	Three Months Ended
	March 31,		Increase /
	2025	2024	(Decrease)

Net revenue	$3,193,522	$1,467,016	$1,726,506
Cost of goods sold	2,641,007	1,183,428	1,457,579
Gross profit	552,515	283,588	268,927

Operating expenses:
General and administrative	685,779	319,736	366,043
Salaries and benefits	314,242	598,286	(284,044)
Professional services	235,034	390,666	(155,632)
Total operating expenses	1,235,055	1,308,688	(73,633)

Operating loss	(682,540)	(1,025,100)	(342,560)

Other income (expense):
Interest income	5,136	2,877	2,259
Interest expense	(240,978)	(28,744)	212,234
Total other income (expense)	(235,842)	(25,867)	209,975

Net loss	$(918,382)	$(1,050,967)	$(132,585)

Net Revenue

Our net revenue for the three months ended March 31, 2025 was $3,193,522, compared to $1,467,016 for the three months ended March 31, 2024, an increase of $1,726,506, or 118%. The increase in revenue was primarily due to increased sales to our two largest customers during the three months ended March 31, 2025.

Cost of Goods Sold and Gross Profit

Our cost of goods sold for the three months ended March 31, 2025 was $2,641,007, compared to $1,183,428 for the three months ended March 31, 2024, an increase of $1,457,579, or 123%. Cost of goods sold increased primarily due to increased sales during the three months ended March 31, 2025. As a result of the foregoing, we had gross profit of $552,515, representing gross margins of 17%, for the three months ended March 31, 2025 as compared to a gross profit of $283,588, or gross margins of 19%, for the three months ended March 31, 2024. Our gross profit margin decreased slightly due primarily to costs incurred transitioning the production of our products to the Peru Facility. We anticipate that our margins will increase as we ramp up production and utilize more of the facility’s capacity. Cost of goods sold included depreciation expense for the three months ended March 31, 2025 of $152,262, compared to $55,823 for the three months ended March 31, 2024, an increase of $96,439, or 173%.

General and Administrative

Our general and administrative expense for the three months ended March 31, 2025 was $685,779, compared to $319,736 for the three months ended March 31, 2024, an increase of $366,043, or 114%. The largest components of our general and administrative expenses are advertising and marketing, rent, travel, commissions, and storage, shipping and handling expense, as shown below.

	Three Months Ended March 31,
	2025	2024	Difference	% change

Advertising and marketing	$156,226	$57,059	$99,167	174%
Rent	$50,515	$-	$50,515	-%
Travel	$107,445	$41,410	$66,035	159%
Commissions	$61,059	$66,514	$(5,455)	(8)%
Storage, shipping and handling	$106,545	$104,437	$2,108	2%

Advertising and marketing expenses increased for the three months ended March 31, 2025, compared to the corresponding period in 2024, as we increased our marketing efforts in the current period, given greater available resources. Our rent increased primarily due to leases entered into in the latter half of the prior year, as we began to develop our operating facility in Peru, which resulted in increased travel expenses for the same reason. Sales commissions decreased as we focused most of our resources on servicing our largest customer. We expect commissions to increase as we grow. Storage, shipping and handling expenses increased primarily due to increased international shipping rates and increased production that was driven by our increased sales.

Salaries and Wages

Salaries and wages for the three months ended March 31, 2025 was $314,242, compared to $598,286 for the three months ended March 31, 2024, a decrease of $284,044, or 47%. This decrease was primarily attributable to $376,384 of non-cash, stock-based compensation related to stock options awarded during the prior period, compared to $4,024 of non-cash, stock-based compensation related to stock options awarded during the current period.

Professional Fees

Professional fees for the three months ended March 31, 2025 was $235,034, compared to $390,666 for the three months ended March 31, 2024, a decrease of $155,632, or 40%. This decrease was primarily attributable to $149,594 of non-cash, stock-based compensation for the three months ended March 31, 2024 that were not incurred during the current period.

Other Income (Expense)

In the three months ended March 31, 2025, other expense was $235,842 on a net basis, consisting of $240,978 of interest expense, as partially offset by $5,136 of interest income. For the three months ended March 31, 2024, other expense was $25,867 on a net basis, consisting of $28,744 of interest expense, as partially offset by $2,877 of interest income. Other expense increased by $209,975, or 812%, primarily due to interest on increased outstanding debt as we funded our expansion into Peru during 2024.

Net loss

Net loss for the three months ended March 31, 2025 was $918,382, compared to $1,050,967 for the three months ended March 31, 2024, a decrease of $132,585, or 13%. The decreased net loss was primarily due to increased gross profits and a $521,954 decrease in stock-based compensation, as partially offset by $366,043 of increased general and administrative expenses.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital as of March 31, 2025 and December 31, 2024.

	March 31,	December 31,
	2025	2024
Current Assets	$5,791,605	$4,916,614

Current Liabilities	$8,528,261	$8,813,996

Working Capital	$(2,736,656)	$(3,897,382)

As of March 31, 2025, we had negative working capital of $2,736,656. We have incurred net losses since our inception and we anticipate net losses and negative operating cash flows for the near future, and we may not be profitable or realize growth in the value of our assets. To date, our primary sources of capital have been cash generated from the sales of our products, common stock sales, and debt and equity financing. As of March 31, 2025, we had cash of $2,386,381, total liabilities of $10,230,144, and an accumulated deficit of $18,480,439. As of December 31, 2024, we had cash of $2,329,452, total liabilities of $10,514,292, and an accumulated deficit of $17,562,057.

Cash Flow

Comparison of the Three Months Ended March 31, 2025 and the Three Months Ended March 31, 2024

The following table sets forth the primary sources and uses of cash for the periods presented below:

	Three Months Ended
	March 31,
	2025	2024
Net cash used in operating activities	$(1,927,122)	$(503,578)
Net cash used in investing activities	(377,841)	(40,100)
Net cash provided by financing activities	2,461,215	137,589
Effect of exchange rate changes on cash	8,209	-

Net change in cash	$56,929	$(406,089)

Net Cash Used in Operating Activities

Net cash used in operating activities was $1,927,122 for the three months ended March 31, 2025, compared to $503,578 for the three months ended March 31, 2024, an increase of $1,423,544, or 283%. The increase was primarily due to our increased accounts receivable as of March 31, 2025.

Net Cash Used in Investing Activities

Net cash used in investing activities was $377,841 for the three months ended March 31, 2025, compared to $40,100 for the three months ended March 31, 2024, an increase of $337,741, or 842%. This increase was primarily attributable to $377,841 of property and equipment purchases, compared to $50,000 of property and equipment purchases, as partially offset by $9,900 of advances received on notes receivable, in the comparative period.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2,353,683 for the three months ended March 31, 2025, compared to $137,589 for the three months ended March 31, 2024, an increase of $2,216,094, or 1,611%. Our increased cash provided by financing activities was primarily from $2,445,605 of increased net proceeds received on the sale of common stock, net of $15,610 of offering costs, and $115,765 of decreased debt repayments, as partially offset by $345,000 of decreased proceeds received from related party debt financing and $276 of increased principal payments on finance leases.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the three-month period ended March 31, 2025 there were no changes to the application of critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of March 31, 2025. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

During the three-month period ended March 31, 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS.

Exhibit	Description
1.1	Underwriting Agreement, dated June 26, 2024, between the Company and Alexander Capital, L.P., as Representative of the Underwriters (Incorporated by reference to Exhibit 1.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 1, 2024)
1.2	At-The-Market Issuance Sales Agreement, dated as of October 23, 2024, between BranchOut Food Inc. and Alexander Capital, L.P. (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on October 23, 2024)
3.1	Articles of Incorporation of BranchOut Food Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s form S-1 filed with the Securities and Exchange Commission on April 24, 2023)
3.2	Bylaws of BranchOut Food Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s form S-1 filed with the Securities and Exchange Commission on June 9, 2023)
3.3	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 1.2 of the Company’s form 8-K filed with the Securities and Exchange Commission on June 22, 2023)
3.4	Certificate of Amendment to Articles of Incorporation of BranchOut Food Inc. filed January 4, 2024 (Incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on January 8, 2024)
4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Form S-1/A filed with the Securities and Exchange Commission by BranchOut Food Inc. on June 13, 2023)
4.2	Form of Representative’s Warrant (Incorporated by reference to Exhibit 4.3 of the Form S-1/A filed with the Securities and Exchange Commission by BranchOut Food Inc. on May 12, 2023)
4.3	Form of Common Stock Warrant (issued to Selling Stockholders) (Incorporated by reference to Exhibit 4.3 of the Form S-1 filed with the Securities and Exchange Commission by BranchOut Food Inc. on June 9, 2023)
4.4	Form of Warrant issued under Subscription Agreement dated as of January 9, 2024, as amended on April 15, 2024 (Incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on January 16, 2024)
4.5	Representative’s Warrant (Incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 1, 2024)
4.6	Form of 12% Senior Secured Convertible Promissory Note of the Company in the principal amount of up to $3,400,000 issuable under Securities Purchase Agreement dated July 15, 2024 (Incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 19, 2024)
4.7	Form of $1.00 Warrant issuable under Securities Purchase Agreement dated July 15, 2024 (Incorporated by reference to Exhibit 4.2 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 19, 2024)
4.8	Form of $1.50 Warrant issuable under Securities Purchase Agreement dated July 15, 2024 (Incorporated by reference to Exhibit 4.3 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 19, 2024)
4.9	Form of Warrant issuable under Subscription Agreement dated July 15, 2024 (Incorporated by reference to Exhibit 4.4 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 19, 2024)
4.10	Description of Securities Registered Under Section 12 of the Exchange Act (Incorporated by reference to Exhibit 4.5 of the Form 10-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 1, 2024)
10.1	Form of Indemnification Agreement+ (Incorporated by reference to Exhibit 10.1 of the Form S-1/A filed with the Securities and Exchange Commission by BranchOut Food Inc. on June 9, 2023)
10.2	2022 Equity Incentive Plan of BranchOut Food Inc.+ (Incorporated by reference to Exhibit 4.5 of the Form 10-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 24, 2023)
10.3	Subscription Agreement dated as of January 10, 2024, between BranchOut Food Inc. and the investors named therein (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on January 16, 2024)
10.4	Form of Senior Secured Note issued under Subscription Agreement dated as of January 9, 2024, as amended April 15, 2024 (Incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on January 16, 2024)
10.5	Security Agreement dated as of January 9, 2024, between BranchOut Food Inc. and the investors named therein (Incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on January 16, 2024)
10.6	Executive Employment Agreement between Eric Healy and BranchOut Food Inc. dated December 6, 2022+ (incorporated by reference to Exhibit 10.7 of the Form S-1 filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 24, 2023)
10.7	Contract Manufacturing Agreement between BranchOut Food Inc. and NXTDried Superfoods SAC dated January 14, 2022. £ (incorporated by reference to Exhibit 10.9 of the Form S-1 filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 24, 2023)

10.8	Manufacturing and Distributorship Agreement (“MDA”) between BranchOut Food Inc. and Natural Nutrition SpA, a Chilean company (“Nanuva”) dated February 4, 2021. £ (incorporated by reference to Exhibit 10.10 of the Form S-1 filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 24, 2023)
10.9	License Agreement between BranchOut Food, Inc. and EnWave Corporation dated May 7, 2021, together with amendments thereto dated October 26, 2022 and February 21, 2023. £ (incorporated by reference to Exhibit 10.11 of the Form S-1 filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 24, 2023)
10.10	First Amendment to Subscription Agreement dated as of April 16, 2024, between BranchOut Food Inc. and the investors named therein (Incorporated by reference to Exhibit 10.4 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 16, 2024)
10.11	Lease Agreement, dated as of May 10, 2024, between BranchOut Food Inc. and landlord of the Peru Facility (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on May 16, 2024)
10.12	Assignment of Credit and Substitution of Mortgagee, dated as of May 10, 2024, among BranchOut Food Inc., assignor, and landlord of the Peru Facility (Incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on May 16, 2024)
10.13	Third Amendment to License Agreement, dated as of May 23, 2024, between BranchOut Food Inc. and EnWave Corporation (Incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on May 28, 2024)
10.14	Securities Purchase Agreement, dated July 15, 2024, between the Company and Daniel L. Kaufman (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 19, 2024)
10.15	Amendment to Securities Purchase Agreement, dated July 19, 2024, by and among the Company, Daniel L. Kaufman and Kaufman Kapital LLC (Incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 19, 2024)
10.16	Unit Subscription Agreement of the Company, dated July 15, 2024 (Incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 19, 2024)
10.17	Security Agreement between the Company and Kaufman Kapital LLC, dated July 23, 2024 (Incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 29, 2024)
10.18	Omnibus Amendment to Note Documents, dated July 23, 2024, between the Company and holders of the Company’s Senior Notes (Incorporated by reference to Exhibit 10.4 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 29, 2024)
10.19	Senior Secured Promissory Note of the Company in the principal amount of $1,200,000, dated August 29, 2024, issued to Kaufman Kapital LLC (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on August 30, 2024)
10.20	Public Deed of First Addendum to the Credit Assignment Agreement and Substitution of Mortgage Creditor, dated December 13, 2024, between BranchOut Food Inc. and Campos Del Sur S.A. (Incorporated by reference to Exhibit 10.21 of the Form 10-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 15, 2025)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
+	Indicates a management contract or compensatory plan or arrangement.
£	Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Eric Healy	Chief Executive Officer	May 15, 2025
Eric Healy	(Principal Executive Officer)

/s/ John Dalfonsi	Chief Financial Officer	May 15, 2025
John Dalfonsi	(Principal Accounting and Financial Officer)

