Form 10-Q
period 2025-06-30
BranchOut Food Inc.
filed 2025-08-13
CIK 1962481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________.

Commission File Number 001-41723

BRANCHOUT FOOD INC.

(Exact name of registrant as specified in its charter)

Nevada	81-3980472
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title or class	Shares outstanding as of August 13, 2025
Common Stock, $0.001 par value	11,783,485

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRANCHOUT FOOD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash	$641,129	$2,329,452
Accounts receivable, net	1,858,738	418,463
Advances on inventory purchases	596,559	123,792
Inventory	1,539,406	1,930,535
Prepaid expenses and other current assets	565,277	114,372
Total current assets	5,201,109	4,916,614

Property and equipment, net	4,242,071	4,056,299
Right-of-use assets	1,481,133	1,575,497
Other assets	1,267,000	1,267,000
Other receivable, net of current portion	600,092	680,483
Note receivable	359,982	359,982

Total Assets	$13,151,387	$12,855,875

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,559,177	$1,194,079
Accrued expenses	785,097	333,614
Other current liabilities	-	912,000
Convertible notes payable, related parties, net of discounts	-	3,333,413
Notes payable, current portion	38,730	251,647
Notes payable, related parties	2,125,000	2,760,000
Finance lease liability, current portion	30,888	29,243
Total current liabilities	4,538,892	8,813,996

Notes payable, net of current portion	34,500	34,500
Convertible notes payable, related parties, net of discounts	3,366,432	-
Operating lease liability, net of current portion	1,593,424	1,573,035
Finance lease liability, net of current portion	75,529	92,761

Total Liabilities	9,608,777	10,514,292

Stockholders’ Equity:
Preferred stock, $0.001 par value, 8,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 80,000,000 shares authorized; 10,719,769 and 8,424,600 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	10,720	8,425
Additional paid-in capital	23,595,303	19,903,796
Accumulated other comprehensive loss	20,182	(8,581)
Accumulated deficit	(20,083,595)	(17,562,057)
Total Stockholders’ Equity	3,542,610	2,341,583

Total Liabilities and Stockholders’ Equity	$13,151,387	$12,855,875

See accompanying notes to financial statements.

BRANCHOUT FOOD INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net revenue	$3,299,738	$1,362,986	$6,493,260	$2,830,002
Cost of goods sold	2,693,279	1,214,227	5,334,286	2,397,655
Gross profit (loss)	606,459	148,759	1,158,974	432,347

Operating expenses:
General and administrative	784,872	175,758	1,307,047	349,912
Salaries and wages	436,163	349,597	750,405	947,883
Professional fees	323,062	304,376	558,096	695,042
Shipping and handling	157,807	88,384	264,352	192,821
Advertising and promotions	250,576	57,059	307,635	98,204
Total operating expenses	1,952,480	975,174	3,187,535	2,283,862

Operating loss	(1,346,021)	(826,415)	(2,028,561)	(1,851,515)

Other income (expense):
Interest income	6,600	2,818	11,736	5,695
Interest expense	(263,735)	(118,957)	(504,713)	(147,701)
Total other income (expense)	(257,135)	(116,139)	(492,977)	(142,006)

Net loss	$(1,603,156)	$(942,554)	$(2,521,538)	$(1,993,521)

Other comprehensive income:
Gain on foreign currency translation	$20,554	$58	$28,763	$58

Net other comprehensive income	$(1,582,602)	$(942,496)	$(2,492,775)	$(1,993,463)

Weighted average common shares outstanding - basic and diluted	9,659,605	4,268,183	9,205,200	4,188,825
Net loss per common share - basic and diluted	$(0.17)	$(0.22)	$(0.27)	$(0.48)

See accompanying notes to financial statements.

BRANCHOUT FOOD INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended June 30, 2025
	Preferred Stock		Common Stock		Additional Paid-In	Subscriptions	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Income	Deficit	Equity
Balance, March 31, 2025	-	$-	9,584,769	$9,585	$22,352,265	$-	$(372)	$(18,480,439)	$3,881,039
Exercise of Kaufman Kapital convertible debt warrants	-	-	1,000,000	1,000	999,000	-	-	-	1,000,000
Exercise of warrants by note holders	-	-	135,000	135	134,865	-	-	-	135,000
Stock options issued for services	-	-	-	-	77,074	-	-	-	77,074
Amended warrant	-	-	-	-	32,099	-	-	-	32,099
Gain on foreign currency translation	-	-	-	-	-	-	20,554	-	20,554
Net loss	-	-	-	-	-	-	-	(1,603,156)	(1,603,156)
Balance, June 30, 2025	-	$-	10,719,769	$10,720	$23,595,303	$-	$20,182	$(20,083,595)	$3,542,610

	For the Three Months Ended June 30, 2024
	Preferred Stock		Common Stock		Additional Paid-In	Subscriptions	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Income	Deficit	Equity
Balance, March 31, 2024	-	$-	4,121,346	$4,121	$15,515,716	$36,019	$-	$(13,861,508)	$1,694,348
Common stock issued pursuant to secondary public offering	-	-	1,750,000	1,750	999,175	-	-	-	1,000,925
Common stock issued for services	-	-	138,325	139	176,371	(36,019)	-	-	140,491
Stock options issued for services	-	-	-	-	17,751	-	-	-	17,751
Common stock warrants granted to note holders pursuant to debt financing	-	-	-	-	72,047	-	-	-	72,047
Gain on foreign currency translation	-	-	-	-	-	-	58	-	58
Net loss	-	-	-	-	-	-	-	(942,554)	(942,554)
Balance, June 30, 2024	-	$-	6,009,671	$6,010	$16,781,060	$-	$58	$(14,804,062)	$1,983,066

See accompanying notes to financial statements.

	For the Six Months Ended June 30, 2025
	Preferred Stock		Common Stock		Additional Paid-In	Subscriptions	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Income	Deficit	Equity
Balance, December 31,	-	$-	8,424,600	$8,425	$19,903,796	$-	$(8,581)	$(17,562,057)	$2,341,583
Common stock issued pursuant to ATM program - Authorized shares, 2,620,422 shares	-	-	1,120,422	1,120	2,406,328	-	-	-	2,407,448
Exercise of Kaufman Kapital convertible debt warrants	-	-	1,000,000	1,000	999,000	-	-	-	1,000,000
Exercise of other investor warrants	-	-	174,747	175	172,983	-	-	-	173,158
Amended warrant	-	-	-	-	32,099	-	-	-	32,099
Stock options issued for services	-	-	-	-	81,097	-	-	-	81,097
Gain on foreign currency translation	-	-	-	-	-	-	28,763	-	28,763
Net loss	-	-	-	-	-	-	-	(2,521,538)	(2,521,538)
Balance, June 30, 2025	-	$-	10,719,769	$10,720	$23,595,303	$-	$20,182	$(20,083,595)	$3,542,610

	For the Six Months Ended June 30, 2024
	Preferred Stock		Common Stock		Additional Paid-In	Subscriptions	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Income	Deficit	Equity
Balance, December 31, 2023	-	$-	4,044,252	$4,044	$15,016,973	$-	$-	$(12,810,541)	$2,210,476
Common stock issued pursuant to secondary public offering	-	-	1,750,000	1,750	999,175	-	-	-	1,000,925
Common stock issued for services	-	-	215,419	216	289,869	-	-	-	290,085
Stock options issued for services	-	-	-	-	394,135	-	-	-	394,135
Common stock warrants granted to note holders pursuant to debt financing	-	-	-	-	80,908	-	-	-	80,908
Gain on foreign currency translation	-	-	-	-	-	-	58	-	58
Net loss	-	-	-	-	-	-	-	(1,993,521)	(1,993,521)
Balance, June 30, 2024	-	$-	6,009,671	$6,010	$16,781,060	$-	$58	$(14,804,062)	$1,983,066

See accompanying notes to financial statements.

BRANCHOUT FOOD INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(2,521,538)	$(1,993,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	305,560	112,671
Provision for prepaid inventory	75,600	-
Amortization of debt discounts	33,019	92,168
Amended warrant	32,099	-
Common stock issued for services	-	290,085
Options and warrants issued for services	81,097	394,135
Decrease (increase) in assets:
Accounts receivable	(1,440,275)	246,056
Advances on inventory purchases	(548,367)	(866,244)
Inventory	391,129	62,822
Prepaid expenses and other current assets	(450,905)	(72,026)
Right-of-use asset	94,364	49,502
Other long term asset and receivable	80,391	(275,000)
Increase (decrease) in liabilities:
Accounts payable	365,098	695,098
Accounts payable, related parties	-	-
Accrued expenses	(460,517)	(91,334)
Operating lease liability	20,389	(1,875)
Net cash used in operating activities	(3,942,856)	(1,357,463)

Cash flows from investing activities
Purchase of property and equipment	(491,332)	(576,331)
Payments received on notes receivable	-	9,900
Net cash used in investing activities	(491,332)	(566,431)

Cash flows from financing activities
Payment of deferred offering costs	(15,610)	(399,075)
Repayment of notes payable	(212,917)	(200,000)
Proceeds received on notes payable, related parties	-	1,416,210
Repayment on notes payable, related parties	(635,000)	-
Principal payments on finance lease	(15,587)	(15,027)
Proceeds from sale of common stock pursuant to ATM program	2,423,058	1,400,000
Proceeds from exercise of warrants	1,173,158	-
Net cash provided by financing activities	2,717,102	2,202,108

Effect of exchange rate changes on cash	28,763	58

Net increase (decrease) in cash	(1,688,323)	278,272
Cash - beginning of period	2,329,452	657,789
Cash - ending of period	$641,129	$936,061

Supplemental disclosures:
Interest paid	$209,054	$56,010
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Relative fair value of warrants issued as a debt discount	$-	$80,908
Initial recognition of right-of-use assets and lease liabilities	$-	$1,943,358

See accompanying notes to financial statements.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Nature of Business and Significant Accounting Policies

Nature of Business

BranchOut Food Inc., a Nevada corporation, together with its Peruvian subsidiary (collectively, “BranchOut,” the “Company,” “we,” “our” or “us”), is engaged in the development, marketing, sale and distribution of plant-based, dehydrated fruit and vegetable snacks and powders manufactured at a 50,000 square foot production facility leased by the Company in Pisco, Peru.

In April 2024, we formed BranchOut Food Sucursal Peru, our Peruvian wholly-owned subsidiary, to operate our production facility in Pisco Peru, which commenced operations in December 2024. Our products are produced using our advanced dehydration platform licensed exclusively from EnWave Corporation (“EnWave”) to create our private label, branded, and bulk wholesale products. We use proprietary GentleDry™ Technology optimized to preserve taste, texture, color, and nutrients. Our GentleDry™ Technology is protected by over 17 patents. Prior to operating our production facility, we relied on contract manufacturers.

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2025, the results of operations for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2024 was derived from our audited financial statements. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2024, which were included in our Annual Report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at June 30, 2025:

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

Going Concern

As shown in the accompanying condensed consolidated financial statements, as of June 30, 2025, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $20,083,595, with positive working capital of $662,217, which may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers and continues to expand the Company’s product mix to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short-term operations. Management believes these factors will contribute to achieving profitability. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These condensed consolidated financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities, that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. There were no cash equivalents on hand on June 30, 2025 or December 31, 2024.

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, under current regulations. The Company had $89,784 and $1,555,223 in excess of FDIC insured limits on June 30, 2025 and December 31, 2024, respectively, and has not experienced any losses in such accounts.

Accounts Receivable

Accounts receivable is carried at their estimated collectible amounts. Trade accounts receivable is periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company had an allowance for doubtful accounts of $25,586 at June 30, 2025 and December 31, 2024.

Inventory

The Company’s products consist of pre-packaged and bulk-dried fruit and vegetable-based snacks, powders and ingredients developed at its production facility in Peru and purchased products from contract-manufacturers in Chile and/or Peru. Raw materials consist of purchased fruits and vegetables and packaging materials. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. No reserve for obsolete inventories has been recognized. Inventory, consisting of raw materials, work in progress and finished goods are stated at the lower of cost or net realizable value using the average cost valuation method, and consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Raw materials	$372,070	$464,681
Work in progress	578,378	-
Finished goods	588,958	1,465,854
Total inventory	1,539,406	1,930,535

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company secures raw materials with advances of up to 50%. The Company had prepaid inventory advances on product in the amounts of $596,559 and $123,792 as of June 30, 2025 and December 31, 2024, respectively.

Research and Development

We operate in a fast-moving category shaped by shifting consumer preferences, requiring continuous innovation and new product development. To support this, we rely on our proprietary GentleDry™ Technology, an advanced dehydration platform licensed exclusively from EnWave Corporation. We expect to continue investing in R&D as we scale our GentleDry™ product portfolio and bring new, innovative offerings to market that align with evolving consumer needs.

Research and development costs include salaries, building costs, utilities, administrative expenses and other corporate costs. For the six months ending June 30, 2025, our research and development expenses totaled $17,390, compared to $16,448 for the same period in 2024.

Property and Equipment

Property and equipment are stated at the lower of cost or estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

Office equipment	3 years
Furniture and fixtures	5 years
Equipment and machinery	5-10 years
Leasehold Improvements	15 years

Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized, and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the cost and related accumulated depreciation are eliminated, and any resulting gain or loss is reflected in operations.

The Company leases a manufacturing facility located in Pisco, Peru, which is accounted for as an operating lease (see Note 13). The lease includes a purchase option that allows the Company to acquire the facility at the end of the lease term. During 2024, the landlord of this facility entered bankruptcy proceedings.

To protect its long-term strategic interests, the Company purchased the first mortgage position on the facility and continues to hold its contractual purchase option under the lease. Management currently intends to acquire ownership of the facility either (i) through the landlord’s bankruptcy settlement process or (ii) by exercising the purchase option at the end of the lease term, although there can be no assurance that the Company will be successful in this regard. The Company accounts for the facility as a leased asset. The first mortgage position is included on the balance sheet in other assets of $1,267,000 as of June 30, 2025 and December 31, 2024. The Company capitalizes leasehold improvements related to the buildout of the facility, which expanded the Company’s production capacity.

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

License Agreement

The Company is party to a license agreement under which it is licensed to utilize certain technology and production equipment developed and manufactured by another company, relating on an exclusive basis to avocado products and on a non-exclusive basis to other products. The license is not discernible from the equipment; therefore, the license costs have been capitalized and depreciated over the useful life of the equipment. The license agreement also entitles the licensor to a royalty on all revenue from the sale of products produced using the equipment. These royalties are recognized as royalty expenses as the products are sold. There was a total of $85,081 and $0 of royalty payments made during the six months ended June 30, 2025 and June 30, 2024. Any future minimum royalty payments or equipment purchases under this license agreement are an unrecognized commitment as they relate to retaining exclusivity of the avocado products going forward and the Company can elect not to pay, See Note 14 for additional information.

Derivatives

The Company evaluates convertible notes payable, stock options, stock warrants and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows for the three and six months ended June 2025 and 2024:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue	$3,430,029	$1,451,828	$6,662,320	$2,922,664
Less: slotting, discounts, and allowances	130,291	88,842	169,060	92,662
Net revenue	$3,299,738	$1,362,986	$6,493,260	$2,830,002

Cost of Goods Sold

Cost of goods sold includes the direct costs associated with the purchase, production and manufacturing of the Company’s products. Production costs are primarily calculated from direct raw materials, labor, and variable manufacturing costs. We determine manufacturing overhead by applying a predetermined rate based on actual machine hours used in production. Overhead costs include factory rent, utilities, depreciation, and other factory-related expenses, allocated to products based on the factory’s capacity and actual machine hours incurred during production.

We analyze factory capacity to establish a normal level of production, which serves as the basis for allocating manufacturing overhead costs. This approach ensures that our overhead costs are systematically and consistently allocated to inventory.

Advertising and Promotions Costs

The Company incurs advertising and promotional expenses related to demos with customers, trade shows, and promotional allowances. Advertising and promotional costs are expensed as incurred. Advertising and promotional expenses were $307,635 and $98,204 for the six months ending June 30, 2025 and 2024, respectively.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

The Company incurred stock-based compensation in the amount of $81,097 and $684,220 for the six months ended June 30, 2025 and 2024, respectively.

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

Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in this ASU add specific requirements for income tax disclosures to improve transparency and decision usefulness. The guidance in ASU 2023-09 requires that public business entities disclose specific categories in the income tax rate reconciliation and provide additional qualitative information for reconciling items that meet a quantitative threshold. In addition, the amendments in ASU 2023-09 require that all entities disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes and disaggregated by individual jurisdictions. The ASU also includes other disclosure amendments related to the disaggregation of income tax expense between federal, state and foreign taxes. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis and retrospective application is permitted. The Company does not expect a material impact to its financial position, results of operations, or cash flows from adoption of this guidance.

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

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”) which provides a practical expedient for all entities related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Topic 606. ASU 2025-05 will be adopted prospectively and will be effective for the Company beginning January 1, 2026, including interim periods in 2026, with early adoption permitted. The Company is currently assessing the effect that adoption of this guidance will have on its Consolidated Financial Statements.

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

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

On June 1, 2025 the Company and Kaufman Kapital entered into a Warrant Exercise and Amendment to Notes and Warrant Agreement (the “Warrant Exercise Agreement”), pursuant to which Kaufman Kapital exercised in full the $1.00 Warrant on June 4, 2025 for a cash payment to the Company of $1,000,000. In addition, pursuant to the Warrant Exercise Agreement, Kaufman Kapital and the Company agreed (i) to extend the expiration date of the $1.50 Warrant to December 31, 2026, (ii) to extend the maturity date of the Convertible Note to December 31, 2026, (iii) to extend the maturity date of the Senior Secured Promissory Note of the Company in the original principal amount of $1,200,000, issued to Kaufman on August 29, 2024 (the “Secured Note”) to December 31, 2025, (iv) that the Company will not make any prepayment under the Convertible Note at any time amounts are outstanding under the Secured Note or any other non-convertible notes of the Company (excluding notes issued pursuant to equipment financing), and (v) that the Company will not prepay more than $2,400,000 of principal outstanding under the Convertible Note prior to September 30, 2026. The amendment to the $1.50 Warrant resulted in $32,099 of additional interest expense.

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

Kaufman Promissory Note

On August 30, 2024, the Company borrowed $1,200,000 from Kaufman Kapital pursuant to the Secured Note. The Secured Note matures on June 30, 2025, as amended. The loan under the Secured Note bears interest at a rate of 15% per annum. The Company’s obligations under the Secured Note are secured by a lien on substantially all of the Company’s assets pursuant to the Security Agreement. In addition, the Secured Note includes affirmative and negative covenants, events of defaults and other terms and conditions, customary in transactions of this nature.

On May 7, 2025, the Company repaid $325,000 of principal on the Secured Note. On June 1, 2025, the maturity date of the Secured Note was extended to December 31, 2025 pursuant to the Warrant Exercise Agreement as described above.

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

On various dates in June 2025, principal repayments totaling $310,000 were made to Holders of the Senior Notes. In addition, during June 2025, those Holders exercised warrants on a cash basis for 135,000 shares of the Company’s common stock for an aggregate purchase price of $135,000.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2025 and December 31, 2024:

	Fair Value Measurements at June 30, 2025
	Level 1	Level 2	Level 3
Assets
Cash	$641,129	$-	$-
Right-of-use-asset	-	-	1,481,133
Notes receivable	-	359,982	-
Total assets	641,129	359,982
Liabilities
Convertible notes payable, related parties net of $33,568 of discounts	-	-	3,366,432
Notes payable	-	73,230	-
Notes payable, related parties	-	2,125,000	-
Lease liabilities	-	-	1,699,841
Total liabilities	-	2,198,230	5,066,273
Total assets and liabilities	$641,219	$(1,838,248)	$(3,585,140)

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$2,329,452	$-	$-
Right-of-use-asset	-	-	1,575,497
Notes receivable	-	359,982	-
Total assets	2,329,452	359,982	1,575,497
Liabilities
Convertible notes payable, related parties net of $66,587 of discounts	-	-	3,333,413
Notes payable	-	286,147	-
Notes payable, related parties	-	2,760,000	-
Lease liabilities	-	-	1,695,039
Total liabilities	-	3,046,147	5,028,452
Total assets and liabilities	$2,329,452	$(2,686,165)	$(3,452,955)

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the six months ended June 30, 2025, or the year ended December 31, 2024.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Major Customers and Accounts Receivable

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total net revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the six months ended June 30, 2025, three customers accounted for 97.1% of net revenue and 97.6% of accounts receivable at the end of the period, and for the six months ended June 30, 2024, one customer accounted for 99% of net revenue and 91% of accounts receivable at the end of the period.

Note 5 – Prepaid Expenses and Other Current Assets

Other current assets consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Prepaid insurance costs	$14,057	$21,736
Prepaid advertising and trade show fees	558	14,944
Prepaid professional fees & license fees	11,500	27,369
Prepaid software service	29,333	-
Prepaid taxes	24,110	-
Miscellaneous prepaid expenses	15,692	19,583
Interest receivable	36,096	30,740
VAT tax receivable	433,931	-
Total other current assets	$565,277	$114,372

Note 6 – Property and Equipment

Property and equipment as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30,	December 31,
	2025	2024
Leasehold Improvements	$179,127	$127,408
Machinery and equipment	4,752,521	4,316,964
Office Furniture, fixtures and equipment	140,225	136,169
Less: Accumulated depreciation	(829,802)	(524,242)
Total property and equipment, net	$4,242,071	$4,056,299

Depreciation of property and equipment was $305,560 and $112,671 for the six months ended June 30, 2025, and 2024, respectively.

Note 7 – Other Assets and Other Receivable

Other Assets

The Company has other assets of $1,267,000 as of June 30, 2025, and December 31, 2024, consisting of the first mortgage position on the production facility it leases in Pisco, Peru (the “FPM”), which the Company acquired to protect its long-term strategic interests. See Note 13 Leases. During 2024, the landlord of the leased facility entered bankruptcy proceedings.

On May 10, 2024, the Company made the first payment of $275,000 toward the FPM. The FPM is secured by the facility in Peru. Payments were made in various installments totaling $355,000 as of December 31, 2024, and $912,000 during the six months ended June 30, 2025.

Other Receivable

The Company’s Peruvian operations are subject to an 18% value-added tax (“VAT”) or (“Impuesto General a las Ventas” or “IGV”) on substantially all purchases and exports of goods and services. IGV paid on purchases can be offset against IGV collected on exports, with the net amount either remitted to, or recovered from, the Peruvian tax authority (SUNAT), as applicable. This receivable is recoverable through future offsets of IGV payable or, in certain circumstances, through a refund claim. IGV does not represent an expense of the Company when recoverable and is recorded as an asset until applied or refunded.

As of June 30, 2025, the Company’s Peruvian operations had paid more IGV on purchases than it had collected on sales, resulting in a net IGV receivable of $1,034,023, of which $433,931 is classified in Other Current Assets. See Note 5 above. The first refund payment from SUNAT was received on July 10, 2025, in the amount of $233,475.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Notes Receivable

Nanuva Note Receivable

On February 4, 2021, the Company entered into a Manufacturing and Distributorship Agreement (“MDA”) with Natural Nutrition SpA, a Chilean company (“Nanuva”), in which the Company loaned $500,000 to Nanuva (“Advance Payment”) to help finance the capital investment needed for Nanuva to purchase two Enwave Rev 10 machines to be used in servicing the Company’s manufacturing needs. The MDA expires on May 31, 2027, with automatic annual renewals thereafter, unless it is terminated in accordance with the terms of the MDA. The note bears interest at 3% per annum on the outstanding principal.

On February 4, 2024, the Company and Nanuva entered into an amendment to the MDA which extended the date on which Nanuva is required to make the first minimum contractual annual payment to June 30, 2024. Repayments are based on kilograms produced by Nanuva for the Company, or a minimum of $12,000 per contractual year.

In April 2024 the Company advanced Nanuva $75,600 for inventory orders which were not fulfilled. The Company currently manufactures all of its products at its facility in Pisco, Peru and does not anticipate utilizing Nanuva in the future for third-party manufacturing. As of June 30, 2025, a $75,600 allowance for doubtful accounts for the prepaid inventory was established.

As of June 30, 2025, a total of $156,241 of the Advance Payment had been repaid as a reduction of inventory costs, consisting of $140,018 of principal and $16,223 of interest. The Note Receivable is current with the next $12,000 minimum contractual annual payment due by January 31, 2026.

As of June 30, 2025, a total of $396,078 was outstanding from Nanuva, consisting of $359,982 of principal and $36,096 of unpaid interest. The Advance Payment is collateralized by a second lien in the equipment. The Company has commenced negotiations with Nanuva to recover the two Enwave Rev 10 Machines and terminate the MDA.

Note 9 – Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2025 and December 31, 2024, respectively:

	June 30,	December 31,
	2025	2024
Accrued payroll and taxes	$255,604	$82,338
Accrued interest	470,599	210,783
Accrued chargebacks	14,399	26,663
Accrued royalties	44,495	13,830
Total accrued expenses	$785,097	$333,614

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

In accordance with ASC 470, the Company recorded total discounts of $95,958, consisting of $75,000 of legal fees and $20,958 related to the relative fair value of the Warrants. The discounts are amortized to interest expense over the term of the loan using the effective interest method. As of June 30, 2025, a total of $33,568 of unamortized debt discounts are expected to be expensed over the remaining life of the loan.

The Company recognized $340,467 of interest expense on convertible notes payable, related parties for the six months ended June 30, 2025, consisting of $323,867 of stated interest expense, $25,808 of amortized debt discounts and $7,211 of amortized debt discounts due to warrants.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 11 – Notes Payable

Notes payable consists of the following as of June 30, 2025, and December 31, 2024:

	June 30,	December 31,
	2025	2024
On May 22, 2023, the Company entered into an equipment purchase agreement with EnWave for the purchase of a used 100kW Rev vacuum microwave dehydration machine (the “EnWave Machine”). Cash payments of $500,000 were paid towards the $1,000,000 purchase price on the EnWave Machine, while the $500,000 balance due is to be paid in twelve (12) monthly installments of $44,424, bearing interest 12% per annum, commencing August 1, 2024.	$38,730	$251,647

On May 17, 2020, the Company entered into a loan agreement with the United States Small Business Administration (the “SBA”), as lender, pursuant to the SBA’s Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business (the “EIDL Loan Agreement”) encompassing a $34,500 Promissory Note issued to the SBA (the “EIDL Note”) (together with the EIDL Loan Agreement, the “EIDL Loan”), bearing interest at 3.75% per annum. In connection with entering into the EIDL Loan, the Company also executed a security agreement, dated May 17, 2020, between the SBA and the Company pursuant to which the EIDL Loan is secured by a security interest on all of the Company’s assets. Under the EIDL Note, the Company is required to pay principal and interest payments of $169 every month beginning May 17, 2021; however, the SBA extended the repayment date to November 17, 2022. All remaining principal and accrued interest is due and payable on May 17, 2050. The EIDL Note may be repaid at any time without penalty.	34,500	34,500

Total notes payable	$73,230	$286,147
Less: current maturities	38,730	251,647
Notes payable, less current maturities	$34,500	$34,500

The Company recognized $9,972 and $903 of interest expense on notes payable for the six months ended June 30, 2025, and 2024, respectively.

Note 12 – Notes Payable, Related Parties

Kaufman Note

As discussed in Note 2, on August 30, 2024, the Company borrowed $1,200,000 from Kaufman Kapital pursuant to a Senior Secured Promissory Note that, as amended, matures on December 31, 2025. The loan under the Secured Note bears interest at a rate of 15% per annum. The Company’s obligations under the Secured Note are secured by a lien on substantially all of the Company’s assets pursuant to the Security Agreement. In addition, the Secured Note includes affirmative and negative covenants, events of defaults and other terms and conditions, customary in transactions of this nature.

On May 7, 2025, the Company repaid $325,000 of principal on the Secured Note.

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

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

During the period of May 14, 2024, through May 22, 2024, the Company completed the sale of an aggregate of $1,050,000 of Senior Notes, and Warrants to purchase an aggregate of 262,500 shares of the Company’s common stock, to a group of Investors led by Eagle Vision, an affiliate of John Dalfonsi, a director of the Company and its Chief Financial Officer. The sales were effected pursuant to a Subscription Agreement, dated January 10, 2024, between the Company and the investors in the Senior Notes, as amended by an amendment (“First Amendment”) to the Subscription Agreement dated as of April 16, 2024 (as so amended, the “Subscription Agreement”).

The Senior Notes mature on the earlier of December 31, 2025, or the occurrence of a Qualified Subsequent Financing or Change of Control (as such terms are defined in the Subscription Agreement) and bear interest at a rate of 15% per annum. In addition, the Senior Notes are subject to covenants, events of defaults and other terms and conditions set forth in the Subscription Agreement. The Company’s obligations under the Notes are secured by liens on substantially all of the Company’s assets pursuant to the terms of the Security Agreement entered into by the Company on January 10, 2024, in favor of holders of the Senior Notes (the “Security Agreement”). Each Warrant is exercisable for a 10-year period at an exercise price of $1.00 per share.

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

On various dates in June 2025, principal repayments totaling $310,000 were made to Holders of the Senior Notes. In addition, during June 2025, those Holders exercised warrants on a cash basis for 135,000 shares of the Company’s common stock for an aggregate purchase price of $135,000.

Notes payable, related parties, consists of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024

Total Kaufman Note	$875,000	$1,200,000
Total Senior Notes held by Eagle Vision	1,250,000	1,560,000
Total notes payable, related parties	2,125,000	2,760,000
Less: current maturities	2,125,000	2,760,000
Notes payable, related parties, less current maturities	$-	$-

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company recognized $197,577 of interest expense on notes payable, related parties for the six months ended June 30, 2025, and $146,798 of interest expense on notes payable, related parties for the six months ended June 30, 2024, consisting of $54,630 of stated interest expense, $71,718 of amortized debt discounts and $20,450 of amortized debt discounts due to warrants.

The Company recognized aggregate interest expense for the six months ended June 30, 2025, and 2024 respectively, as follows:

	June 30,	June 30,
	2025	2024
Interest on convertible notes payable, related parties	$208,996	$-
Amortization of debt discounts on related party convertible notes	25,808	-
Amortization of debt discounts on related party convertible notes, warrants	7,211	-
Interest on notes payable	9,972	903
Interest on notes payable, related parties	197,577	54,630
Amortization of debt discounts on related party notes	-	71,718
Amortization of debt discounts on related party notes, warrants	-	20,450
Amended warrant	32,099	-
Interest on credit cards	661	-
Interest on first credit position financing	22,389	-
Total interest expense	$504,713	$147,701

Note 13 – Leases

Equipment Lease

The Company has financed production equipment with an acquisition cost of approximately $168,141 under a finance lease with a five-year term and a bargain purchase price of $1.00 at the end of the lease term. The finance lease commenced on May 9, 2023, and expires on May 31, 2028, with monthly lease payments of $3,657 commencing June 1, 2023, and a pre-funding and acceptance fee of $18,079, subject to the ASU 2016-02. As the Company’s lease does not provide implicit discount rates, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

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

In connection with the lease of the Peru Facility, the Company purchased a first position mortgage receivable in the amount of $1,267,000, which is secured by the Peru Facility and was owed by the landlord of the Peru Facility to its former tenant, for a purchase price of $1,267,000, of which payments were made in various installments totaling $355,000 as of December 31, 2024 and $912,000 during the six months ended June 30, 2025.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The components of lease expense were as follows:

	For the Six Months Ended
	June 30,
	2025	2024
Operating lease cost:
Amortization of right-of-use asset	$77,359	$32,389
Interest on lease liability	20,243	14,124
Total operating lease cost	97,602	46,513
Finance lease cost:
Amortization of right-of-use asset	$17,005	$17,114
Interest on lease liability	6,357	6,915
Total finance lease cost	23,362	24,029
Total lease costs	$120,964	$70,542

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2025	2024
Operating lease:
Operating lease assets	$1,366,677	$1,444,036

Current portion of operating lease liability	$-	-
Noncurrent operating lease liability	1,593,424	1,573,035
Total operating lease liability	$1,593,424	$1,573,035
Finance lease:
Finance lease assets	$114,456	$131,461

Current portion of finance lease liability	$30,888	29,243
Noncurrent finance lease liability	75,529	92,761
Total finance lease liability	$106,417	$122,004

Weighted average remaining lease term:
Operating lease	9.77 years	9.86 years
Finance lease	2.66 years	3.13 years

Weighted average discount rate:
Operating lease	9%	9%
Finance lease	11%	11%

Supplemental cash flow and other information related to finance leases was as follows:

	For the Six Months Ended
	June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (provided by) used for operating leases	$(20,389)	$1,875
Finance cash flows used for finance leases	$15,587	$15,027
Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$-	$1,943,358
Total finance lease liabilities	$-	$168,320

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The future minimum lease payments due under operating leases as of June 30, 2025, is as follows:

Year Ending	Minimum Lease
December 31,	Commitments
2025 (for the six months remaining)	$48,000
2026	192,000
2027	256,000
2028	280,000
2029	296,000
Thereafter	1,300,000
Total minimum lease payments	2,372,000
Less effects of discounting	778,576
Lease liability recognized	1,593,424
Less current portion	-
Long-term operating lease liability	$1,593,424

The future minimum lease payments due under finance leases as of June 30, 2025, is as follows:

Year Ending	Minimum Lease
December 31,	Commitments
2025 (for the six months remaining)	$21,943
2026	43,886
2027	43,886
2028	14,629
Total minimum lease payments	124,344
Less effects of discounting	17,927
Lease liability recognized	106,417
Less current portion	30,888
Long-term finance lease liability	$75,529

Note 14 – Commitments and Contingencies

Legal Matters

From time to time, the Company may be a party to various legal matters, threatened claims, or proceedings in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. The Company assesses the likelihood of outcomes in litigation and makes appropriate accruals and disclosures based on current information and legal counsel’s opinions. There’s no guarantee that these matters won’t significantly impact the Company’s business, financial position, or results of operations. Legal accruals are recorded when and if it is determined that a loss related to a certain matter is both probable and reasonably estimable.

The Company is the subject of a lawsuit recently commenced by its former chief financial officer alleging wrongful termination. Based on information currently available to the Company and the advice of legal counsel, management believes that the outcome of this lawsuit is not probable to result in a material adverse effect on the Company’s financial position, results of operations, or cash flows. While the Company intends to vigorously defend itself against these allegations, the ultimate outcome of the lawsuit is not possible to predict. At this time given the uncertainties inherent in litigation, it is not reasonable to estimate the amount or range of any potential loss, and therefore no liability has been accrued in the accompanying financial statements.

Other than as set forth above, there are no legal matters pending against the Company.

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

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

On May 7, 2021, the Company entered into a license agreement (“License Agreement”) with EnWave, pursuant to which EnWave licensed to the Company a collection of patents and intellectual property (the “EnWave Technology”) used to manufacture and operate vacuum microwave dehydration machines purchased by the Company from EnWave (the “EnWave Equipment”). The License Agreement was amended on October 26, 2022, September 27, 2023, and May 23, 2024, to, among other things, modify the exclusivity retention royalty payments required to be paid by the Company. The License Agreement entitles EnWave to a fixed royalty percentage on all of the Company’s revenue from the sale of products produced using the EnWave Technology, net of trade or volume discounts, refunds paid, settled claims for damaged goods, applicable excise, sales and withholding taxes imposed at the time of the sale, and provides the Company with certain exclusivity rights with respect to the production of avocado products. In order to maintain exclusivity, the Company must make annual royalty minimum payments to EnWave of $250,000 per year, commencing in 2025 and continuing through each subsequent year in perpetuity, as long as the Company elects to maintain exclusivity.

In addition to the initial EnWave Equipment we purchased, the Company agreed to purchase additional equipment from EnWave over time. The additional equipment purchase schedule, as amended, required the Company to purchase a “Second EnWave Machine”, which was purchased in full on December 12, 2024. The Company is also required to execute an Equipment Purchase Agreement for a 120kW, or greater rated power, EnWave Equipment (the “Third EnWave Machine”) on or before December 31, 2025, and satisfy the payment obligations required with respect to the Third EnWave Machine by the License Agreement. The Company is also required to enter an Equipment Purchase Agreement for a 120kW, or greater, rated power EnWave Equipment (the “Fourth EnWave Machine”) on, or before, December 31, 2026, and to satisfy the payment obligations required with respect to the Fourth EnWave Machine by the License Agreement. The License Agreement is effective as long as EnWave possesses its EnWave technology. The Company recognized $85,081 of royalty expenses for the six months ended June 30, 2025. Any future minimum royalty payments or equipment purchases under this license agreement are an unrecognized commitment, as they relate to retaining exclusivity of the avocado products going forward and the Company can elect not to pay.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 15 – Changes in Stockholders’ Equity

Preferred Stock

The Company has authorized 8,000,000 shares of $0.001 par value preferred stock. As of June 30, 2025, none of the preferred stock had been designated or issued.

Common Stock

The Company has authorized 80,000,000 shares of $0.001 par value common stock. As of June 30, 2025, a total of 10,719,769 shares of common stock had been issued. Each holder of common stock is entitled to one vote for each share of common stock held.

ATM Offering

On February 18, 2025, the Company entered into a First Amendment to an At-The-Market Issuance Sales Agreement (the “ATM Agreement”) to increase the aggregate offering price of the shares of common stock that the Company may sell under the ATM Agreement from $3,000,000 to up to $5,000,000. During the six months ended June 30, 2025, the Company sold a total of 1,303,115 shares of common stock, including 182,693 shares authorized, but unissued at December 31, 2024, at prevailing market prices under the ATM Agreement for aggregate net proceeds of $2,407,448, after deducting applicable expenses, including commissions paid to Alexander Capital, L.P., as sales agent, equal to 3% of the gross proceeds from the sale of the shares.

Exercise of Warrants

On February 14, 2025, the Company received aggregate proceeds of $38,157 on the exercise of Representative’s Warrants to purchase an aggregate of 39,747 shares of common stock.

On June 4, 2025, Kaufman Kapital exercised warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share. These warrants were originally issued in connection with the Kaufman Kapital Senior Secured Convertible note. The exercises resulted in aggregate cash proceeds of $1,000,000.

During the period ended June 30, 2025, additional warrants were exercised to purchase an aggregate of 135,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The exercises resulted in aggregate cash proceeds of $135,000.

Note 16 – Common Stock Options

Stock Incentive Plan

Our board of directors and shareholders adopted the 2022 Equity Plan on January 1, 2022. The 2022 Equity Plan allows for the grant of a variety of equity vehicles to provide flexibility in implementing equity awards, including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards. The number of shares reserved for issuance under the 2022 Equity Plan was initially an aggregate of 600,000 shares, as adjusted on June 15, 2023, in connection with the Company’s reverse stock split, subject to annual increases under the plan, resulting in 1,633,000 reserved shares as of June 30, 2025. There were 1,333,470 options with a weighted average exercise price of $2.20 per share, and a weighted average remaining life of approximately 9.01 years, outstanding as of June 30, 2025.

Common Stock Options Issued for Services Pursuant to the Company’s 2022 Equity Incentive Plan

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

On April 14, 2025, the Company granted options to purchase an aggregate 90,000 shares of the Company’s common stock, consisting of options to purchase 15,000 shares to each of six directors, having an exercise price of $1.94 per share, exercisable over a 10-year term, including options to purchase 15,000 shares issued to each of the Company’s CEO and CFO in consideration of their services as directors. The options vest monthly over 6 months following the issuance date. The aggregate estimated value using the plain vanilla Black-Scholes Pricing Model, based on a volatility rate of 46% and a call option value of $0.8796, and an expected term of 5 years, was $79,170.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

On June 12, 2025 the Company granted options to purchase 610,000 shares of the Company’s common stock having an exercise price of $2.06 per share, exercisable over a 10-year term, to employees for services performed. The grant includes options to purchase 180,000 and 20,000 shares to the Company CEO and CFO, respectively. The options vest in 36 equal monthly installments over the three-year period following the issuance date. The aggregate estimated value using the plain vanilla Black-Scholes Pricing Model, based on a volatility rate of 56% and a call option value of $1.2095, and an expected term of 6.5 years, was $737,783.

Options are being expensed over the respective vesting period, resulting in $81,097 of stock-based compensation expense during the six months ended June 30, 2025. As of June 30, 2025, a total of $809,458 of unamortized expenses are expected to be expensed over the remaining vesting period.

Note 17 – Common Stock Warrants

Warrants to purchase a total of 2,287,415 shares of common stock at a weighted average exercise price of $2.34 per share, with a weighted average remaining life of approximately 6.19 years, were outstanding as of June 30, 2025.

Exercise of Warrants

On February 14, 2025, the Company received aggregate proceeds of $38,157 on the exercise of Representative’s Warrants to purchase an aggregate of 39,747 shares of common stock.

On June 4, 2025, Kaufman Kapital exercised warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share. These warrants were originally issued in connection with the Kaufman Kapital Senior Secured Convertible note. The exercises resulted in aggregate cash proceeds of $1,000,000.

During the period ended June 30, 2025, additional warrants were exercised to purchase an aggregate of 135,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The exercises resulted in aggregate cash proceeds of $135,000.

Note 18 - Income Taxes

The Company incurred a net operating loss for the six months ended June 30, 2025, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. On June 30, 2025, the Company had approximately $12.1 million of federal net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2041.

The effective income tax rate for the six months ended June 30, 2025, and 2024, was 21%.

The Company has incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, a valuation allowance has been recorded against the Federal and state deferred tax assets as of June 30, 2025, and December 31, 2024.

Additionally, in accordance with ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

The following table presents the Company’s retail operations segment revenue, measure of segment profit or loss, significant segment expenses and reconciliation of the U.S. and Latin America operations segments’ EBITDA to consolidated net earnings before income tax expense for the six months ended June 30, 2025, and 2024:

	For the Six Months Ended
	June 30,
	2025	2024

U.S. operations segment sales	$6,493,260	$2,830,002

U.S. operations segment cost of goods sold	-	2,397,655
U.S. operations segment expenses:
General and administrative	1,176,857	458,996
Rent	23,662	-
Salaries and wages	503,591	521,318
Professional fees	443,210	364,090
Total U.S. operating expenses	$2,147,320	$1,344,404
U.S. operations segment EBITDA	$4,345,940	$(912,057)

Latin American operations segment cost of goods sold	$5,028,726	$-
Latin American operations segment expenses:
General and administrative	601,025	21,356
Rent	77,489	47,913
Salaries and wages	165,718	32,430
Professional fees	114,886	40,868
Total Latin American operating expenses	959,118	142,567
Latin American operations segment EBITDA	$(5,987,844)	$(142,567)
Consolidated EBITDA	$(1,641,904)	$(1,054,624)

Reconciliation of net earnings before income tax expense:
Consolidated EBITDA	$(1,641,904)	$(1,054,624)
Depreciation	(305,560)	(112,671)
Interest income	11,736	5,695
Interest expense	(504,713)	(147,701)
Stock compensation expense	(81,097)	(684,220)
Consolidated net loss before income tax expense	$(2,521,538)	$(1,993,521)

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 20 — Company Realignment

Beginning April 2024, the Company initiated an organizational realignment to expand manufacturing operations by opening and operating a factory in Pisco, Peru. This large-scale initiative aligned the Company’s resources, strategies, and goals with our desired outcomes. We incurred total aggregate costs of approximately $5.5 million related to this initiative, consisting of (i) approximately $4.6 million in factory start-up costs including purchasing equipment, build-out, and supplies for the new facility and (ii) approximately $0.9 million in factory idle capacity, professional fees, legal fees, travel costs, etc. The organizational realignment is substantially complete as of June 30, 2025.

For the six months ended June 30, 2025, we incurred approximately $1.07 million of realignment costs comprised of: $491,890 for capitalized machinery and equipment, $480,320 for factory idle capacity, $23,917 for travel costs and $74,394 for professional and legal fees. For the period six months ended June 30, 2024, we incurred $20,017 for travel costs and $92,303 for professional and legal fees.

Note 21 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued, noting no reportable event, except as follows:

ATM Offering

On July 29, 2025, we entered into an At-The-Market Issuance Sales Agreement (the “ATM Agreement”) with Alexander Capital, L.P., as selling agent (the “Sales Agent”). In accordance with the terms of the ATM Agreement, we may offer and sell shares of our common stock from time to time through the Sales Agent having an aggregate offering price of up to $3,000,000. The Sales Agent will receive a commission of 3.0% of the gross proceeds of the sales price per share for any shares sold under the ATM Agreement.

As of August 13, 2025, 1,000,000 shares of common stock were issued and 777,896 shares of common stock were sold through the Sales Agent under the ATM Agreement, for aggregate gross proceeds of $1,760,489.

Exercise of Warrants

Following June 30, 2025, warrants to purchase an aggregate of 138,716 shares of common stock at an exercise price of $1.00 per share were exercised, and 63,716 shares were issued, resulting in gross proceeds to the Company of $138,716.

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

Overview

BranchOut Food Inc., is reimagining how the world eats fruits and vegetables. We are engaged in the development, marketing, sale and distribution of plant-based, dehydrated fruit and vegetable snacks and powders manufactured in a 50,000 square foot production facility that we lease in Pisco, Peru (the “Peru Facility”). At the Peru Facility, utilizing proprietary GentleDry™ Technology, we are able to turn fresh fruits and vegetables into clean, crunchy snacks and industrial ingredients within just 10 days.

GentleDry™ Technology is an advanced dehydration platform licensed to us exclusively by EnWave Corporation for certain fruits and vegetables. This technology allows us to develop differentiated fruit and vegetable products using optimized GentleDry™ settings that preserve taste, texture, color, and nutrients.

We believe GentleDry™ is superior to traditional freeze-dry processing because it retains:

●	three times more natural flavor compounds,
●	up to 22 times more aromatic compounds, and
●	up to 95% of original vitamins and antioxidants.

Additionally, our process speed is faster, making us more energy efficient; our food doesn’t oxidize, preserving the flavor and color; and our technology is protected by more than 17 patents.

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

Going Concern Uncertainty

As of June 30, 2025, we had a cash balance of $641,129, a positive working capital of $662,217, and had incurred recurring losses from operations resulting in an accumulated deficit of $20,083,595. Although we anticipate that our results of operations will improve substantially as a result of the recent launch of our new facility in Peru, there can be no assurance in that regard. If we continue to generate substantial operating losses, we will not have sufficient funds to sustain our operations for the next twelve months and we will need to raise additional cash to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The condensed consolidated financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. Our ability to scale production and distribution capabilities and further increase the value of our brands is largely dependent on our success in raising additional capital.

Peru Facility Lease

On May 10, 2024, we entered into a ten-year lease for the 50,000 square-foot Peru Facility, which commenced operations in December of 2024. The lease of the Peru Facility requires monthly lease payments of $8,000 in the first two years of the lease, $20,000 in the third year of the lease, $22,000 in the fourth year of the lease, $24,000 in the fourth year of the lease, and $25,000 thereafter. The lease also has a 10-year renewal option, and a buy-out option under which the Company plans to exercise the buy-out option and purchase the Peru Facility for $1,865,456.

In connection with the lease of the Peru Facility, we purchased a first position mortgage receivable in the amount of $1,267,000, which is secured by the Peru Facility and was owed by the landlord of the Peru Facility to its former tenant, for a purchase price of $1,267,000, of which payments were made in various installments totaling $355,000 as of December 31, 2024 and $912,000 during the six months ended June 30, 2025.

Results of Operations for the Three Months Ended June 30, 2025, and 2024

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2025, and 2024, respectively.

	Three Months Ended
	June 30,		Increase /
	2025	2024	(Decrease)

Net revenue	$3,299,738	$1,362,986	$1,936,752
Cost of goods sold	2,693,279	1,214,227	1,479,052
Gross profit	606,459	148,759	457,700
Gross margin	18.4%	10.9%

Operating expenses:
General and administrative	784,872	175,758	609,114
Salaries and benefits	436,163	349,597	86,566
Shipping and handling	323,062	304,376	18,686
Advertising and promotions	157,807	88,384	69,423
Professional services	250,576	57,059	193,517
Total operating expenses	1,952,480	975,174	977,306

Operating loss	(1,346,021)	(826,415)	(519,606)

Other income (expense):
Interest income	6,600	2,818	3,782
Interest expense	(263,735)	(118,957)	(144,778)
Total other income (expense)	(257,135)	(116,139)	(140,996)

Net loss	$(1,603,156)	$(942,554)	$(660,602)

Net Revenue

Our net revenue for the three months ended June 30, 2025, was $3,299,738, compared to $1,362,986 for the three months ended June 30, 2024, an increase of $1,936,752, or 142%. The increase in revenue was primarily due to increased sales to our largest customer during the three months ended June 30, 2025.

Cost of Goods Sold and Gross Profit

Our cost of goods sold for the three months ended June 30, 2025, was $2,693,279, compared to $1,214,227 for the three months ended June 30, 2024, an increase of $1,479,052, or 122%. Cost of goods sold increased primarily due to increased sales during the three months ended June 30, 2025. We had gross profit of $606,459, representing gross margins of 18.4%, for the three months ended June 30, 2025, as compared to a gross profit of $148,759, or 10.9%, for the three months ended June 30, 2024.

Gross margin increased primarily due to the transition of manufacturing operations from third-party suppliers to our facility located in Pisco, Peru. This insourcing initiative created greater control over production processes, improved product quality, reduced contract manufacturing costs, and improved overall efficiency shortening the production cycle and allowing for faster order fulfillment. As production continues to scale, we expect further margin expansion from manufacturing existing products more efficiently and from our enhanced ability to bring new products to market more quickly.

General and Administrative

Our general and administrative expense for the three months ended June 30, 2025, was $784,872, compared to $175,758 for the three months ended June 30, 2024, an increase of $609,114, or 347%. The largest components of our general and administrative expenses are plant idle capacity, rent, travel, and commissions, as shown below.

	Three Months Ended June 30,
	2025	2024	Difference	% change

Idle Capacity	$480,320	$-	$480,320	100%
Rent	$50,635	$47,913	$2,722	6%
Travel	$24,779	$27,220	$(2,441)	9%
Commissions	$72,142	$47,625	$12,125	51%

Idle capacity increased due to the opening of the production facility located in Pisco, Peru. In December 2024 operations commenced at the facility. As our factory scales, idle capacity will decrease. Commissions increased due to increased sales.

Salaries and Wages

Salaries and wages for the three months ended June 30, 2025, was $436,163, compared to $349,597 for the three months ended June 30, 2024, an increase of $86,566, or 25%. This increase was primarily attributable to $28,494 of amortization of stock options issued to employees for services performed.

Professional Fees

Professional fees for the three months ended June 30, 2025, was $323,062, compared to $304,376 for the three months ended June 30, 2024, an increase of $18,686, or 6%. The modest increase primarily reflects normal fluctuations in legal, consulting, and accounting expenses and does not represent a significant change in the level of professional services utilized.

Shipping and handling

Shipping and handling for the three months ended June 30, 2025, was $157,807, compared to $88,384 for the three months ended June 30, 2024, an increase of $69,423 or 79%. This increase was primarily attributable to an increase in sales volumes.

Advertising and promotions

Advertising and promotions for the three months ended June 30, 2025, was $250,576, compared to $57,059 for the three months ended June 30, 2024, an increase of $193,517, or 339%. Advertising and promotions expenses increased for the three months ended June 30, 2025, mostly due to increased in-store product demos with one of our largest customers.

Other Income (Expense)

In the three months ended June 30, 2025, other expense was $257,135 on a net basis, consisting of $263,735 of interest expense, as partially offset by $6,600 of interest income. For the three months ended June 30, 2024, other expense was $116,139 on a net basis, consisting of $118,957 of interest expense, as partially offset by $2,818 of interest income. Other expense increased by $140,996, or 121%, primarily due to the increase of interest on the Kaufman Convertible Note and Notes Payable with related parties.

Net loss

Net loss for the three months ended June 30, 2025, was $1,603,156, compared to $942,554 for the three months ended June 30, 2024, an increase of $660,602, or 70%. The increased net loss was due to scaling up production at our in-house manufacturing facility. Our objective is to achieve 100% utilization, which we believe will allow us to leverage fixed costs, improve operating efficiency, and capture additional gross margin benefits as production volumes grow.

Results of Operations for the Six Months Ended June 30, 2025, and 2024

The following table summarizes selected items from the statement of operations for the six months ended June 30, 2025, and 2024, respectively.

	Six Months Ended
	June 30,		Increase /
	2025	2024	(Decrease)

Net revenue	$6,493,260	$2,830,002	$3,663,258
Cost of goods sold	5,334,286	2,397,655	2,936,631
Gross profit	1,158,974	432,347	726,627
Gross margin	17.8%	15.3%

Operating expenses:
General and administrative	1,307,047	349,912	957,135
Salaries and benefits	750,405	947,883	(197,478)
Professional services	558,096	695,042	(136,946)
Storage, shipping and handling	264,352	192,821	71,531
Advertising and promotions	307,635	98,204	209,431
Total operating expenses	3,187,535	2,283,862	903,673

Operating loss	(2,028,561)	(1,851,515)	(177,046)

Other income (expense):
Interest income	11,736	5,695	6,041
Interest expense	(504,713)	(147,701)	(357,012)
Total other income (expense)	(492,977)	(142,006)	(350,917)

Net loss	$(2,521,538)	$(1,993,521)	$(528,017)

Net Revenue

Our net revenue for the six months ended June 30, 2025, was $6,493,260, compared to $2,830,002 for the six months ended June 30, 2024, an increase of $3,663,258, or 129%. The increase in revenue was primarily due to increased sales to our two largest customers during the six months ended June 30, 2025.

Cost of Goods Sold and Gross Profit

Our cost of goods sold for the six months ended June 30, 2025, was $5,334,286, compared to $2,397,655 for the six months ended June 30, 2024, an increase of $2,936,631, or 122%. Cost of goods sold increased primarily due to increased sales during the six months ended June 30, 2025. As a result of the foregoing, we had gross profit of $1,158,974, representing gross margins of 17.8%, for the six months ended June 30, 2025, as compared to a gross margin of $432,347, of 15.3%, for the six months ended June 30, 2024.

Gross margin increased primarily due to the transition of manufacturing operations from third-party suppliers to our facility located in Pisco, Peru. This insourcing initiative created greater control over production processes, improved product quality, reduced contract manufacturing costs, and improved overall efficiency shortening the production cycle and allowing for faster order fulfillment. As production continues to scale, we expect further margin expansion from manufacturing existing products more efficiently and from our enhanced ability to bring new products to market more quickly.

General and Administrative

Our general and administrative expense for the six months ended June 30, 2025, was $1,307,047, compared to $349,912 for the six months ended June 30, 2024, an increase of $957,135, or 274%. The largest components of our general and administrative expenses are plant idle capacity, rent, travel, and commissions, as shown below.

	Six Months Ended June 30,
	2025	2024	Difference	% change

Idle Capacity	$480,320	$-	$480,320	100%
Rent	$101,150	$47,913	$53,237	111%
Travel	$132,224	$68,630	$63,594	93%
Commissions	$133,202	$114,139	$19,063	17%

Idle capacity increased due to the opening of the production facility located in Pisco, Peru. In December 2024 operations commenced at the facility. As our factory scales, idle capacity will decrease. Rent increase is related to the Pisco, Peru production facility. Travel increased due to the opening of the facility in Peru and sales initiatives to expand production distribution. Commissions increased due to increased sales.

Salaries and Wages

Salaries and wages for the six months ended June 30, 2025, was $750,405, compared to $947,883 for the six months ended June 30, 2024, a decrease of $197,478, or 21%. This decrease was primarily attributable to $394,135 of non-cash, stock-based compensation for the six months ended June 30, 2024, compared to $81,097 of non-cash, stock-based compensation related to stock options awarded during the current period.

Professional Fees

Professional fees for the six months ended June 30, 2025, was $558,096, compared to $695,042 for the six months ended June 30, 2024, a decrease of $136,946, or 20%. This decrease was primarily attributable to $290,085 of non-cash, stock-based compensation for the six months ended June 30, 2024.

Shipping and handling

Shipping and handling for the six months ended June 30, 2025, was $264,352, compared to $192,821 for the six months ended June 30, 2024, an increase of $71,531 or 37%. This increase was primarily attributable to an increase in sales volumes.

Advertising and promotions

Advertising and promotions for the six months ended June 30, 2025, was $307,635, compared to $98,204 for the six months ended June 30, 2024, an increase of $209,431, or 213%. Advertising and promotions expenses increased for the six months ended June 30, 2025, compared to the corresponding period in 2024, mostly due to increased in-store product demos with one of our largest customers.

Other Income (Expense)

In the six months ended June 30, 2025, other expense was $492,977 on a net basis, consisting of $504,713 of interest expense, as partially offset by $11,736 of interest income. For the six months ended June 30, 2024, other expense was $142,006 on a net basis, consisting of $147,701 of interest expense, as partially offset by $5,695 of interest income. Other expense increased by $350,971, or 247%, primarily due to interest on the Kaufman Convertible Note and Notes Payable with related parties.

Net loss

Net loss for the six months ended June 30, 2025, was $2,521,538, compared to $1,993,521 for the six months ended June 30, 2024, an increase of $528,017, or 26%. The increased net loss was due to scaling up production at our in-house manufacturing facility. Our objective is to achieve 100% utilization, which we believe will allow us to leverage fixed costs, improve operating efficiency, and capture additional gross margin benefits as production volumes grow.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital as of June 30, 2025 and December 31, 2024.

	June 30,	December 31,
	2025	2024
Current Assets	$5,201,109	$4,916,614

Current Liabilities	$4,538,892	$8,813,996

Working Capital	$662,217	$(3,897,382)

As of June 30, 2025, we had working capital of $662,217. We have incurred net losses since our inception and we anticipate net losses and negative operating cash flows for the near future, and we may not be profitable or realize growth in the value of our assets. To date, our primary sources of capital have been cash generated from the sales of our products, common stock sales, and debt and equity financing. As of June 30, 2025, we had cash of $641,129, total liabilities of $9,608,777, and an accumulated deficit of $20,083,595. As of December 31, 2024, we had cash of $2,329,452, total liabilities of $10,514,292, and an accumulated deficit of $17,562,057.

Cash Flow

Comparison of the Six Months Ended June 30, 2025, and the Six Months Ended June 30, 2024

The following table sets forth the primary sources and uses of cash for the periods presented below:

	Six Months Ended
	June 30,
	2025	2024
Net cash used in operating activities	$(3,942,856)	$(1,357,463)
Net cash used in investing activities	(491,332)	(566,431)
Net cash provided by financing activities	2,717,102	2,202,108
Effect of exchange rate changes on cash	28,763	58

Net change in cash	$(1,688,323)	$278,272

Net Cash Used in Operating Activities

Net cash used in operating activities was $3,942,856 for the six months ended June 30, 2025, compared to $1,357,463 for the six months ended June 30, 2024, an increase of $2,610,442, or 190%. The increase was primarily due to a $1,440,275 increase in accounts receivable due to increased sales volumes and a $548,367 increase in prepaid inventory to secure raw materials.

Net Cash Used in Investing Activities

Net cash used in investing activities was $491,332 for the six months ended June 30, 2025, compared to $566,431 for the six months ended June 30, 2024, a decrease of $75,099, or 13%. This decrease was primarily attributable to $491,332 of equipment purchases, compared to $576,331 of equipment purchases, as partially offset by $9,900 of advances received on notes receivable, in the comparative period.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2,717,102 for the six months ended June 30, 2025, compared to $2,202,108 for the six months ended June 30, 2024, an increase of $514,994, or 23%. Our increased cash provided by financing activities was primarily from $2,423,058 proceeds from the sale of common stock and $1,173,157 from the exercise of warrants, offset by $847,917 of principal repayments on notes payable.

Effect of Exchange Rate Changes on Cash

For the six months ended June 30, 2025, the effect of exchange rate changes on cash and cash equivalents primarily reflects the translation impact from fluctuations in the value of the Peruvian sol relative to the U.S. dollar. During the period, the sol experienced modest depreciation against the U.S. dollar, resulting in a gain on foreign currency translation of $28,763 compared to $58 in the comparative period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. As of April 1, 2025, we changed our manufacturing cost allocation methodology from kilograms produced, to machine hours used in production, to improve costing as we scale product mix and invest in research and development. The change resulted in an immaterial impact to the valuation of inventory and resulting costs of goods sold from our Annual Report on Form 10-K for the year ended December 31, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of June 30, 2025. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is the subject of a lawsuit recently commenced by its former chief financial officer alleging wrongful termination. Based on information currently available to the Company and the advice of legal counsel, management believes that the outcome of this lawsuit is not probable to result in a material adverse effect on the Company’s financial position, results of operations, or cash flows. While the Company intends to vigorously defend itself against these allegations, the ultimate outcome of the lawsuit is not possible to predict. At this time given the uncertainties inherent in litigation, it is not reasonable to estimate the amount or range of any potential loss, and therefore no liability has been accrued in the accompanying financial statements.

Other than as set forth above, there are no legal matters pending against the Company.

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

Signature	Title	Date
/s/ Eric Healy	Chief Executive Officer	August 13, 2025
Eric Healy	(Principal Executive Officer)

/s/ John Dalfonsi	Chief Financial Officer	August 13, 2025
John Dalfonsi	(Principal Accounting and Financial Officer)

