Form 10-Q
period 2025-09-30
BranchOut Food Inc.
filed 2025-11-12
CIK 1962481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title or class	Shares outstanding as of November 12, 2025
Common Stock, $0.001 par value	12,345,859

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRANCHOUT FOOD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash	$812,007	$2,329,452
Accounts receivable, net	1,484,405	418,463
Advances on inventory purchases	621,495	123,792
Inventory	2,066,504	1,930,535
Prepaid expenses and other current assets	476,169	114,372
Total current assets	5,460,580	4,916,614

Property and equipment, net	5,671,124	4,056,299
Right-of-use assets	1,433,625	1,575,497
Other assets	1,267,000	1,267,000
Other receivable, net of current portion	465,017	680,483
Note receivable	359,982	359,982

Total Assets	$14,657,328	$12,855,875

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,348,035	$1,194,079
Accrued expenses	1,108,996	333,614
Other current liabilities	-	912,000
Convertible notes payable, related parties, net of discounts	-	3,333,413
Equipment notes payable, current portion	352,881	251,647
Notes payable, related parties	500,000	2,760,000
Finance lease liability, current portion	31,746	29,243
Total current liabilities	3,341,658	8,813,996

Notes payable	34,500	34,500
Equipment notes payable, net of current portion	1,147,119	-
Convertible notes payable, related parties, net of discounts	3,350,782	-
Operating lease liability, net of current portion	1,603,952	1,573,035
Finance lease liability, net of current portion	66,552	92,761

Total Liabilities	9,544,563	10,514,292

Stockholders’ Equity:
Preferred stock, $0.001 par value, 8,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 80,000,000 shares authorized; 12,234,478 and 8,424,600 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	12,234	8,425
Additional paid-in capital	26,738,625	19,903,796
Accumulated other comprehensive income (loss)	18,053	(8,581)
Accumulated deficit	(21,656,147)	(17,562,057)
Total Stockholders’ Equity	5,112,765	2,341,583

Total Liabilities and Stockholders’ Equity	$14,657,328	$12,855,875

See accompanying notes to financial statements.

BRANCHOUT FOOD INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net revenue	$3,220,027	$2,181,495	$9,713,287	$5,011,497
Cost of goods sold	2,650,477	1,845,155	7,984,763	4,242,810
Gross profit (loss)	569,550	336,340	1,728,524	768,687

Operating expenses:
General and administrative	897,512	316,688	2,204,559	666,600
Salaries and wages	422,069	309,433	1,172,474	1,257,316
Professional fees	248,640	369,525	806,736	1,064,567
Shipping and handling to customers	156,961	118,252	421,313	311,073
Advertising and promotions	271,872	125,597	579,507	223,801
Total operating expenses	1,997,054	1,239,495	5,184,589	3,523,357

Operating loss	(1,427,504)	(903,155)	(3,456,065)	(2,754,670)

Other income (expense):
Interest income	3,916	2,882	15,652	8,577
Interest expense	(148,964)	(370,532)	(653,677)	(518,233)
Total other income (expense)	(145,048)	(367,650)	(638,025)	(509,656)

Net loss	$(1,572,552)	$(1,270,805)	$(4,094,090)	$(3,264,326)

Other comprehensive income (loss):
Gain (loss) on foreign currency translation	$(2,129)	$(1,852)	$26,634	$(1,794)

Net other comprehensive loss	$(1,574,681)	$(1,272,657)	$(4,067,456)	$(3,266,120)

Weighted average common shares outstanding - basic and diluted	11,514,580	6,651,065	9,983,453	5,015,563
Net loss per common share - basic and diluted	$(0.14)	$(0.19)	$(0.41)	$(0.65)

See accompanying notes to financial statements.

BRANCHOUT FOOD INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended September 30, 2025
	Preferred Stock		Common Stock		Additional Paid-In	Subscriptions	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	Equity
Balance, June 30, 2025	-	$-	10,719,769	$10,720	$23,595,303	$-	$20,182	$(20,083,595)	$3,542,610
Common stock issued pursuant to ATM program	-	-	1,300,993	1,301	2,833,660	-	-	-	2,834,961
Exercise of warrants by note holders	-	-	213,716	213	213,502	-	-	-	213,715
Stock options issued for services	-	-	-	-	96,160	-	-	-	96,160
Gain on foreign currency translation	-	-	-	-	-	-	(2,129)	-	(2,129)
Net loss	-	-	-	-	-	-	-	(1,572,552)	(1,572,552)
Balance, September 30, 2025	-	$-	12,234,478	$12,234	$26,738,625	$-	$18,053	$(21,656,147)	$5,112,765

	For the Three Months Ended September 30, 2024
	Preferred Stock		Common Stock		Additional Paid-In	Subscriptions	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	Equity
Balance, June 30, 2024	-	$-	6,009,671	$6,010	$16,781,060	$-	$58	$(14,804,062)	$1,983,066
Common stock issued pursuant to secondary public offering	-	-	222,500	223	163,537	-	-	-	163,760
Common stock issued for services	-	-	692,429	692	524,308	-	-	-	525,000
Stock options issued for services	-	-	-	-	14,565	-	-	-	14,565
Common stock warrants granted to note holders pursuant to debt financing	-	-	-	-	20,958	-	-	-	20,958
Fair value adjustment on amended warrants	-	-	-	-	89,949	-	-	-	89,949
Loss on foreign currency translation	-	-	-	-	-	-	(1,852)	-	(1,852)
Net loss	-	-	-	-	-	-	-	(1,270,805)	(1,270,805)
Balance, September 30, 2024	-	$-	6,924,600	$6,925	$17,594,377	$-	$(1,794)	$(16,074,867)	$1,524,641

See accompanying notes to financial statements.

	For the Nine Months Ended September 30, 2025
	Preferred Stock		Common Stock		Additional Paid-In	Subscriptions	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	Equity
Balance, December 31, 2024	-	$-	8,424,600	$8,425	$19,903,796	$-	$(8,581)	$(17,562,057)	$2,341,583
Common stock issued pursuant to ATM program	-	-	2,421,415	2,421	5,239,988	-	-	-	5,242,409
Exercise of Kaufman Kapital convertible debt warrants	-	-	1,000,000	1,000	999,000	-	-	-	1,000,000
Exercise of warrants by note holders	-	-	388,463	388	386,485	-	-	-	386,873
Fair value adjustment on amended warrant	-	-	-	-	32,099	-	-	-	32,099
Stock options issued for services	-	-	-	-	177,257	-	-	-	177,257
Gain on foreign currency translation	-	-	-	-	-	-	26,634	-	26,634
Net loss	-	-	-	-	-	-	-	(4,094,090)	(4,094,090)
Balance, September 30, 2025	-	$-	12,234,478	$12,234	$26,738,625	$-	$18,053	$(21,656,147)	$5,112,765

	For the Nine Months Ended September 30, 2024
	Preferred Stock		Common Stock		Additional Paid-In	Subscriptions	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	Equity
Balance, December 31, 2023	-	$-	4,044,252	$4,044	$15,016,973	$-	$-	$(12,810,541)	$2,210,476
Common stock issued pursuant to secondary public offering	-	-	1,972,500	1,973	1,162,712	-	-	-	1,164,685
Common stock issued for services	-	-	907,848	908	814,177	-	-	-	815,085
Stock options issued for services	-	-	-	-	408,700	-	-	-	408,700
Common stock warrants granted to note holders pursuant to debt financing	-	-	-	-	101,866	-	-	-	101,866
Fair value adjustment on amended warrants	-	-	-	-	89,949	-	-	-	89,949
Loss on foreign currency translation	-	-	-	-	-	-	(1,794)	-	(1,794)
Net loss	-	-	-	-	-	-	-	(3,264,326)	(3,264,326)
Balance, September 30, 2024	-	$-	6,924,600	$6,925	$17,594,377	$-	$(1,794)	$(16,074,867)	$1,524,641

See accompanying notes to financial statements.

BRANCHOUT FOOD INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(4,094,090)	$(3,264,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	459,166	173,285
Provision for prepaid inventory	75,600	-
Amortization of debt discounts	17,369	242,630
Fair value adjustment on amended warrant	32,099	89,949
Common stock issued for services	-	290,085
Options and warrants issued for services	177,257	408,700
Decrease (increase) in assets:
Accounts receivable	(1,065,942)	(305,011)
Advances on inventory purchases	(573,303)	(337,945)
Inventory	(135,969)	(507,220)
Prepaid expenses and other current assets	(361,797)	(101,470)
Right-of-use asset	141,872	106,957
Other long term asset and receivable	215,466	(520,411)
Increase (decrease) in liabilities:
Accounts payable	153,956	443,351
Accounts payable, related parties	-	-
Accrued expenses	(136,618)	27,092
Operating lease liability	30,917	(4,715)
Net cash used in operating activities	(5,064,017)	(3,259,049)

Cash flows from investing activities
Purchase of property and equipment	(573,991)	(2,120,337)
Payments received on notes receivable	-	24,646
Net cash used in investing activities	(573,991)	(2,095,691)

Cash flows from financing activities
Payment of deferred offering costs	(22,660)	(413,315)
Repayment of equipment notes payable	(251,647)	(325,102)
Proceeds received on notes payable, related parties	-	2,616,210
Proceeds received on convertible notes payable, related parties	-	1,925,000
Repayment on notes payable, related parties	(2,260,000)	(115,000)
Principal payments on finance lease	(23,706)	(22,855)
Proceeds from sale of common stock pursuant to ATM program	5,265,069	2,103,000
Proceeds from exercise of warrants	1,386,873	-
Net cash provided by financing activities	4,093,929	5,767,938

Effect of exchange rate changes on cash	26,634	(1,794)

Net increase (decrease) in cash	(1,517,445)	411,404
Cash - beginning of period	2,329,452	657,789
Cash - ending of period	$812,007	$1,069,193

Supplemental disclosures:
Interest paid	$253,578	$126,979
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Equipment purchased with debt financing	$1,500,000	$500,000
Relative fair value of warrants issued as a debt discount	$-	$101,866
Initial recognition of right-of-use assets and lease liabilities	$-	$1,943,358

See accompanying notes to financial statements.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Background

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

Company Realignment

Beginning April 2024, the Company initiated an organizational realignment to expand manufacturing operations by opening and operating a factory in Pisco, Peru. This large-scale initiative aligned the Company’s resources, strategies, and goals with our desired outcomes. Through September 30, 2025, we have incurred total aggregate costs of approximately $6.4 million related to this initiative, consisting of (i) approximately $5.1 million in factory start-up costs including purchasing equipment, build-out, and supplies for the new facility and (ii) approximately $1.3 million in factory idle capacity, professional fees, legal fees, and travel costs.

For the nine months ended September 30, 2025, we incurred approximately $1.5 million of realignment costs comprised of: $573,991 for capitalized machinery and equipment, $848,906 for factory idle capacity, $29,652 for travel costs and $88,016 for professional and legal fees. For the nine months ended September 30, 2024, we incurred approximately $2.4 million of realignment costs comprised of: $2.1 million for capitalized machinery and equipment, $45,601 for travel costs and $263,916 for professional and legal fees.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and as required by pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2025, the results of operations for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year. The balance sheet as of December 31, 2024 was derived from our audited financial statements. The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements for the year ended December 31, 2024, which were included in our Annual Report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at September 30, 2025:

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

Going Concern

As shown in the accompanying condensed consolidated financial statements, as of September 30, 2025, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $21,656,147, with positive working capital of $2,118,922, which may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers and continues to expand the Company’s product mix to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short-term operations. Management believes these factors will contribute to achieving profitability. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These condensed consolidated financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities, that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. There were no cash equivalents on hand on September 30, 2025 or December 31, 2024.

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, under current regulations. The Company had $424,706 and $1,555,223 in excess of FDIC insured limits on September 30, 2025 and December 31, 2024, respectively, and has not experienced any losses in such accounts.

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

Research and development costs include salaries, building costs, utilities, administrative expenses and other corporate costs. For the nine months ending September 30, 2025, our research and development expenses totaled $208,265, compared to $14,348 for the same period in 2024.

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

Advertising and Promotions Costs

The Company incurs advertising and promotional expenses related to demos with customers, trade shows, and promotional allowances. Advertising and promotional costs are expensed as incurred. Advertising and promotional expenses were $579,507 and $223,801 for the nine months ending September 30, 2025 and 2024, respectively.

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

The Company incurred stock-based compensation in the amount of $177,257 and $698,785 for the nine months ended September 30, 2025 and 2024, respectively.

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

Recently Adopted Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updated reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The Company adopted ASU No. 2023-07 during the year ended December 31, 2024. See Note 17 “Segment Reporting” in the accompanying Notes to the Consolidated Financial Statements for additional information.

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

Note 3 – Revenue Recognition

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

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows for the three and nine months ended September 2025 and 2024:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue	$3,269,989	$2,258,468	$9,932,309	$5,181,132
Less: slotting, discounts, and allowances	49,962	76,973	219,022	169,635
Net revenue	$3,220,027	$2,181,495	$9,713,287	$5,011,497

Note 4 – Inventories

The Company’s products consist of pre-packaged and bulk-dried fruit and vegetable-based snacks, powders and ingredients developed at its production facility in Peru and purchased products from contract-manufacturers in Chile and/or Peru. Raw materials consist of purchased fruits and vegetables and packaging materials. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. No reserve for obsolete inventories has been recognized. Manufacturing overhead costs are allocated to work in progress based on the factory’s normal capacity and actual machine hours incurred during production. Overhead costs include indirect labor, factory rent, utilities, depreciation, and other factory-related expenses. Costs such as packaging, tariffs, and inbound freight are included in finished goods inventory as they are necessary to bring products to their final condition and location for sale.

Inventory, consisting of raw materials, work in progress and finished goods are stated at the lower of cost or net realizable value using the average cost valuation method, and consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Raw materials	$371,481	$464,681
Work in progress	827,554	-
Finished goods	867,469	1,465,854
Total inventory	2,066,504	1,930,535

The Company secures raw materials with advances of up to 50%. The Company had prepaid inventory advances on product in the amounts of $621,495 and $123,792 as of September 30, 2025 and December 31, 2024, respectively.

Note 5 – Accounts Receivable, Net

Accounts receivable are stated at their estimated net realizable value. The Company evaluates the collectability of trade receivables on an ongoing basis and establishes an allowance for doubtful accounts as needed based on a combination of factors, including historical collection experience, the financial condition of customers, specific account reviews, and current economic conditions. Management believes the allowance for doubtful accounts is adequate to cover expected credit losses. The allowance for doubtful accounts was $25,586 at both September 30, 2025 and December 31, 2024.

The Company had certain customers whose revenue or accounts receivable balances individually represented 10% or more of total net revenue or total accounts receivable, respectively. For the nine months ended September 30, 2025, three customers accounted for approximately 96% of net revenue and 97% of accounts receivable as of period-end. For the nine months ended September 30, 2024, two customers accounted for approximately 99% of net revenue and 97% of accounts receivable as of period-end.

Note 6 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Prepaid insurance costs	$6,279	$21,736
Prepaid advertising and trade show fees	10,423	14,944
Prepaid professional fees & license fees	11,500	27,369
Prepaid software service	22,458	-
Prepaid taxes	36,083	-
Miscellaneous prepaid expenses	13,945	19,583
Interest receivable	38,818	30,740
Miscellaneous receivable	9,883	-
VAT tax receivable	326,780	-
Total prepaid expenses and other current assets	$476,169	$114,372

Note 7 – Property and Equipment

Property and equipment as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Leasehold Improvements	$179,127	$127,408
Machinery and equipment	6,330,927	4,316,964
Office Furniture, fixtures and equipment	144,478	136,169
Less: Accumulated depreciation	(983,408)	(524,242)
Total property and equipment, net	$5,671,124	$4,056,299

Depreciation of property and equipment was $459,166 and $173,285 for the nine months ended September 30, 2025, and 2024, respectively.

The Company leases a manufacturing facility located in Pisco, Peru, which is accounted for as an operating lease (see Note 11). The lease includes a purchase option that allows the Company to acquire the facility at the end of the lease term. During 2024, the landlord of this facility entered bankruptcy proceedings.

To protect its long-term strategic interests, the Company purchased the first mortgage position on the facility and continues to hold its contractual purchase option under the lease. Management currently intends to acquire ownership of the facility either (i) through the landlord’s bankruptcy settlement process or (ii) by exercising the purchase option at the end of the lease term, although there can be no assurance that the Company will be successful in this regard. The Company accounts for the facility as a leased asset. The first mortgage position is included on the balance sheet in other assets of $1,267,000 as of September 30, 2025 and December 31, 2024. The Company capitalizes leasehold improvements related to the buildout of the facility, which expanded the Company’s production capacity.

Note 8 – Other Assets and Other Receivable

Other Assets

The Company has other assets of $1,267,000 as of September 30, 2025, and December 31, 2024, consisting of the first mortgage position on the production facility it leases in Pisco, Peru (the “FPM”), which the Company acquired to protect its long-term strategic interests (see Note 11). During 2024, the landlord of the leased facility entered bankruptcy proceedings.

On May 10, 2024, the Company made the first payment of $275,000 toward the FPM. The FPM is secured by the facility in Peru. Payments were made in various installments totaling $355,000 as of December 31, 2024, and $912,000 during the nine months ended September 30, 2025.

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

As of September 30, 2025, the Company’s Peruvian operations had paid more IGV on purchases than it had collected on sales, resulting in a net IGV receivable of $791,797, of which $326,780 is classified in Other Current Assets (see Note 6). The Company has received payments from SUNAT, in the amount of $392,173.

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

On February 4, 2024, the Company and Nanuva entered into an amendment to the MDA which extended the date on which Nanuva is required to make the first minimum contractual annual payment to September 30, 2024. Repayments are based on kilograms produced by Nanuva for the Company, or a minimum of $12,000 per contractual year.

In April 2024 the Company advanced Nanuva $75,600 for inventory orders which were not fulfilled. The Company currently manufactures all of its products at its facility in Pisco, Peru and does not anticipate utilizing Nanuva in the future for third-party manufacturing. The Company maintains an allowance for doubtful accounts for the prepaid inventory in the amount of $75,600.

As of September 30, 2025, a total of $398,800 was outstanding from Nanuva, consisting of $359,982 of principal and $38,818 of unpaid interest. The Company has been repaid $156,241 of the Advance Payment as a reduction of inventory costs, consisting of $140,018 of principal and $16,223 of interest.

The Note Receivable is current with the next $12,000 minimum contractual annual payment due by January 31, 2026.

Note 10 – Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025	December 31, 2024
Accrued payroll and taxes	$304,635	$82,338
Accrued interest	606,339	210,783
Accrued chargebacks	12,515	26,663
Accrued demos	102,017	-
Accrued royalties	83,490	13,830
Total accrued expenses	$1,108,996	$333,614

Note 11 – Leases

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

In connection with the lease of the Peru Facility, the Company purchased a first position mortgage receivable in the amount of $1,267,000, which is secured by the Peru Facility and was owed by the landlord of the Peru Facility to its former tenant, for a purchase price of $1,267,000, of which payments were made in various installments totaling $355,000 as of December 31, 2024 and $912,000 during the nine months ended September 30, 2025.

The components of lease expense were as follows:

	For the Nine Months Ended
	September 30,
	2025	2024
Operating lease cost:
Amortization of right-of-use asset	$116,039	$80,973
Interest on lease liability	30,695	35,284
Total operating lease cost	146,734	116,257
Finance lease cost:
Amortization of right-of-use asset	$25,833	$25,985
Interest on lease liability	9,209	10,059
Total finance lease cost	35,042	36,044
Total lease costs	$181,776	$152,301

Supplemental balance sheet information related to leases was as follows:

	September 30, 2025	December 31, 2024
Operating lease:
Operating lease assets	$1,327,997	$1,44,036

Current portion of operating lease liability	$-	-
Noncurrent operating lease liability	1,603,952	1,573,035
Total operating lease liability	$1,603,952	$1,573,035
Finance lease:
Finance lease assets	$105,627	$131,461

Current portion of finance lease liability	$31,746	29,243
Noncurrent finance lease liability	66,552	92,761
Total finance lease liability	$98,298	$122,004

Weighted average remaining lease term:
Operating lease	9.73 years	9.86 years
Finance lease	2.43 years	3.13 years

Weighted average discount rate:
Operating lease	9%	9%
Finance lease	11%	11%

Supplemental cash flow and other information related to finance leases was as follows:

	For the Nine Months Ended
	September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows (provided by) used for operating leases	$(30,917)	$4,715
Finance cash flows used for finance leases	$23,706	$22,855
Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$-	$1,943,358
Total finance lease liabilities	$-	$168,320

The future minimum lease payments due under operating leases as of September 30, 2025, is as follows:

Year Ending	Minimum Lease
December 31,	Commitments
2025 (for the three months remaining)	$24,000
2026	192,000
2027	256,000
2028	280,000
2029	296,000
Thereafter	1,300,000
Total minimum lease payments	2,348,000
Less effects of discounting	744,048
Lease liability recognized	1,603,952
Less current portion	-
Long-term operating lease liability	$1,603,952

The future minimum lease payments due under finance leases as of September 30, 2025, is as follows:

Year Ending	Minimum Lease
December 31,	Commitments
2025 (for the three months remaining)	$7,314
2026	43,886
2027	43,886
2028	18,286
Total minimum lease payments	113,372
Less effects of discounting	15,074
Lease liability recognized	98,298
Less current portion	31,746
Long-term finance lease liability	$66,552

Note 12 – Debt

Kaufman Convertible Notes Payable, Related Party

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

On July 24, 2024 the, the Initial Loan payment of $2,000,000 was made to the Company under the Convertible Note, and on December 9, 2024, Kaufman Kapital made an additional loan to the Company under the Convertible Note in the amount of $1,400,000.

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

In accordance with ASC 470, the Company recorded total discounts of $95,958, consisting of $75,000 of legal fees and $20,958 related to the relative fair value of the Warrants. The discounts are amortized to interest expense over the term of the loan using the effective interest method. As of September 30, 2025, a total of $49,217 of unamortized debt discounts are expected to be expensed over the remaining life of the loan.

Kaufman Senior Secured Promissory Note, Related Party

On August 29, 2024, the Company borrowed $1,200,000 from Kaufman Kapital pursuant to a Senior Secured Promissory Note that, as amended, matures on December 31, 2025. The loan under the Secured Note bears interest at a rate of 15% per annum. The Company’s obligations under the Secured Note are secured by a lien on substantially all of the Company’s assets pursuant to the Security Agreement. In addition, the Secured Note includes affirmative and negative covenants, events of defaults and other terms and conditions, customary in transactions of this nature.

On May 7, 2025, and September 30, 2025 the Company repaid $325,000 and $375,000 of principal on the Secured Note. The principal outstanding under the Secured Note is $500,000 as of September 30, 2025.

Eagle Vision Senior Notes and Warrants, Related Party

On January 9, 2024 the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Eagle Vision Fund LP., for the sale of Senior Secured Notes (“Senior Secured Notes”) to Purchasers in the aggregate amount of up to $400,000 and detachable warrants (the “Warrants”) to purchase in the aggregate up to 100,000 shares of the Company’s common stock at an exercise price of $2.00 per share.

On April 16, 2024, the Company amended the Subscription Agreement (the “First Amendment”) to complete the sale of $225,000 of additional Senior Secured Notes and Warrants to purchase an aggregate of 56,250 shares of the Company’s common stock to Purchasers. On July 30, 2024, the Company repaid an aggregate total of $115,000 of principal to Purchasers in settlement of their Senior Secured Notes.

The First Amendment incorporates and amends certain provisions of the Subscription Agreement. The First Amendment also (i) increased the aggregate principal amount of the Senior Secured Notes available to be sold from time to time under the Subscription Agreement from $400,000 to $2,000,000, (ii) increased the number of shares of common stock of the Company available to be issued under Warrants sold from time to time under the Subscription Agreement from 100,000 to 600,000, (iii) provides for an aggregate one-time payment in the amount of $46,290 to the initial Investors in the Senior Secured Notes and the issuance to them of Warrants to purchase 100,000 shares of common stock, in consideration of their agreement to enter into the First Amendment, and (iv) provided for the payment of up to $80,000 to Eagle Vision Fund with the proceeds of notes to be issued by the Company at subsequent closings of sales of Senior Secured Notes and Warrants, in consideration of services rendered and to be rendered by Eagle Vision to holders of the Senior Secured Notes while such notes are outstanding, including acting as collateral agent and due diligence and collateral monitoring services.

During the period of May 14, 2024, through May 22, 2024, the Company completed the sale of an aggregate of $1,050,000 of Senior Secured Notes and Warrants to purchase an aggregate of 262,500 shares of the Company’s common stock, to a group of investors led by Eagle Vision, an affiliate of John Dalfonsi, a director of the Company and its Chief Financial Officer.

To date, in a series of closings pursuant to the Subscription Agreement, including the sales described above, the Company has issued an aggregate $1,675,000 of principal pursuant to the Senior Secured Notes (all of which have been repaid as of September 30,2025) and Warrants to purchase an aggregate 518,750 shares of common stock.

In connection with the sale of the Purchased Securities to Kaufman Kapital under the SPA, the Company entered into an Omnibus Amendment to Note Documents with substantially all of the Holders of the Company’s Senior Secured Notes and Warrants issued under that certain Subscription Agreement dated as of January 10, 2024, as amended, pursuant to which, among other things, (i) the exercise price of the Warrants issued to the Holders was reduced from $2.00 to $1.00, (ii) the outside maturity date of the Senior Secured Notes held by the Holders was extended from December 31, 2024 to December 31, 2025 (subject to further extension in the event the maturity date of the Convertible Note is extended), (iii) the Company’s obligation to make payments of principal under the Senior Secured Notes held by the Holders beginning July 1, 2024 has been eliminated, and instead all obligations of the Company under such Senior Secured Notes will be due in one lump sum on the maturity date of the Senior Secured Notes, and (iv) the Company’s obligations under the Convertible Note and liens granted to the holder thereof, will be pari passu with the Company’s obligations under the Senior Secured Notes held by the Holders and liens granted to the holders thereof. The amendment warrants resulted in $89,949 of additional interest expense.

The Senior Secured Notes mature on the earlier of December 31, 2025, or the occurrence of a Qualified Subsequent Financing or Change of Control (as such terms are defined in the Subscription Agreement) and bear interest at a rate of 15% per annum. In addition, the Senior Secured Notes are subject to covenants, events of defaults and other terms and conditions set forth in the Subscription Agreement. The Company’s obligations under the Senior Secured Notes are secured by liens on substantially all of the Company’s assets pursuant to the terms of the Security Agreement entered into by the Company on January 10, 2024, in favor of holders of the Senior Secured Notes. Each Warrant is exercisable for a 10-year period at an exercise price of $1.00 per share.

In accordance with ASC 470, the Company recorded total discounts of $339,698, including $80,908 on the relative fair value of the Warrants during the year ended December 31, 2024. The discounts were amortized to interest expense during 2024 using the effective interest method.

Eagle Vision has been paid aggregate cash fees in the amount of $177,500 from the sales of the Senior Secured Notes in consideration of services rendered and to be rendered by Eagle Vision to the Company and the holders of the Senior Secured Notes, including for conducting due diligence with respect to the Company, monitoring the performance by the Company of its obligations under the Senior Secured Notes, servicing the interest and principal payments for holders of the Senior Secured Notes, engaging in ongoing discussions with the Company’s management regarding the Company’s operations and financial condition, acting as collateral agent, and evaluating financial and non-financial information related to the Company. The Company has also paid an aggregate of $35,000 of the investors’ legal fees from sales of the Senior Secured Notes.

During the nine months ended September 30, 2025, the Company repaid $1,560,000 of principal outstanding under the Senior Secured Notes. The principal outstanding is $0 as of September 30, 2025.

During the period ended September 30, 2025, of the 518,750 warrants issued to purchasers of the Senior Secured Notes, warrants were exercised to purchase an aggregate of 307,500 shares of the Company’s common stock at an exercise price of $1.00 per share aggregate cash proceeds of $307,500.

Notes payable to related parties, consists of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

Total Kaufman Convertible Notes Payable, related party	$3,400,000	$3,400,000
Less: discounts	49,217	66,587
Convertible notes payable, related parties, net of discounts	3,350,782	3,333,413
Less: current maturities	-	3,333,413
Convertible notes payable, related parties, less current maturities	$3,350,782	$-

Total Kaufman Senior Secured Promissory Note, related party	500,000	1,200,000
Total Senior Notes held by Eagle Vision	-	1,560,000
Total notes payable, related parties	500,000	2,760,000
Less: current maturities	500,000	2,760,000
Notes payable, related parties, less current maturities	$-	$-

The Company recognized $251,636 of interest expense on notes payable, related parties for the nine months ended September 30, 2025. The Company recognized $361,096 of interest expense on notes payable, related parties for the nine months ended September 30, 2024, consisting of $131,053 of stated interest expense, $175,473 of amortized debt discounts and $54,570 of amortized debt discounts due to warrants.

The Company recognized $329,112 of interest expense on convertible notes payable, related parties for the nine months ended September 30, 2025, consisting of $311,743 of stated interest expense, $13,576 of amortized debt discounts and $3,793 of amortized debt discounts due to warrants.

EnWave Equipment Promissory Note

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

On September 16, 2025, the Company and EnWave entered into (i) a Fifth Amendment to License Agreement (the “Amendment”), which amended certain terms of the License Agreement between the Company and EnWave originally dated May 7, 2021 (as amended, the “License Agreement”), and (ii) an Equipment Purchase Agreement (the “Purchase Agreement”).

Pursuant to the Amendment, among other things, EnWave granted the Company a global exclusive license (but subject to existing licenses previously issued by EnWave to two other manufacturers) to manufacture Dragon Fruit products using EnWave’s technology under the License Agreement.

Pursuant to the Purchase Agreement, the Company purchased from EnWave a refurbished 120kW REV vacuum microwave for a purchase price of $1,500,000. The purchase price is payable in 24 equal monthly installments, commencing April 1, 2026, pursuant to a secured promissory note (the “Promissory Note”) bearing interest at the rate of 8.00% per annum.

SBA EIDL Loan Agreement

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

The Company has notes payable (in addition to the Senior Secured Notes and the notes payable to Kaufman Kapital described above), consisting of the following as of September 30, 2025, and December 31, 2024:

	September 30,	December 31,
	2025	2024
EnWave Equipment Loan	$1,500,000	$251,647
SBA EIDL Loan	34,500	34,500
Total notes payable	$1,534,500	$286,147
Less: current maturities	352,881	251,647
Notes payable, less current maturities	$1,181,619	$34,500

The Company recognized $16,727 and $9,231 of interest expense on these notes payable for the nine months ended September 30, 2025, and 2024, respectively.

The Company recognized aggregate interest expense for the nine months ended September 30, 2025, and 2024 respectively, as follows:

	September 30,	September 30,
	2025	2024
Interest on convertible notes payable, related parties	$311,743	$45,370
Amortization of debt discounts on related party convertible notes	13,576	9,838
Amortization of debt discounts on related party convertible notes, warrants	3,793	2,749
Interest on notes payable	16,727	9,231
Interest on notes payable, related parties	251,636	131,053
Amortization of debt discounts on related party notes	-	175,473
Amortization of debt discounts on related party notes, warrants	-	54,570
Amended warrant	32,099	89,949
Interest on credit cards	1,714	-
Interest on first credit position financing	22,389	-
Total interest expense	$653,677	$518,233

Note 13 – Changes in Stockholders’ Equity

Preferred Stock

The Company has authorized 8,000,000 shares of $0.001 par value preferred stock. As of September 30, 2025, none of the preferred stock had been designated or issued.

Common Stock

The Company has authorized 80,000,000 shares of $0.001 par value common stock. As of September 30, 2025, a total of 12,234,478 shares of common stock had been issued. Each holder of common stock is entitled to one vote for each share of common stock held.

ATM Offerings

On October 23, 2024, we entered into an At-The-Market Issuance Sales Agreement (the “2024 ATM Agreement”) with Alexander Capital, L.P., as selling agent (“Alexandar Capital” or the “Sales Agent”), relating to shares of our common stock, par value $0.001 per share (“common stock”). In accordance with the ATM Agreement, we were authorized to offer and sell shares of our common stock having an aggregate offering price of up to $3,000,000 from time to time through the Sales Agent.

On February 18, 2025, we entered into a First Amendment to the ATM Agreement to increase the aggregate offering price of our shares of common stock that we may sell under the 2024 ATM Agreement to up to $5,000,000.

The Sales Agent was entitled to commissions of 3.0% of the gross proceeds of the sales of common stock under the 2024 ATM Agreement

At the termination of the 2024 ATM Agreement on March 21, 2025, we had sold 2,620,422 shares of common stock through the Sales Agent for aggregate gross proceeds of $4,998,249. Commissions paid to the Sales Agent were $149,393 resulting in net proceeds of $4,848,856.

On July 29, 2025, we entered into a second ATM Agreement with Alexander Capital (the “2025 ATM Agreement”), on substantially the same terms as the 2024 ATM Agreement, under which we may offer and sell shares of our common stock from time to time through the Sales Agent having an aggregate offering price of up to $3,000,000.

At the termination of the 2025 ATM Agreement on September 30, 2025, we had sold 1,300,993 shares of common stock through the Sales Agent for aggregate gross proceeds of $2,929,897. Commissions paid to the Sales Agent were $87,885 resulting in net proceeds of $2,842,011.

For the period ending September 30, 2025, the Company sold an aggregate of 2,421,415 shares of common stock pursuant to its 2024 and 2025 ATM Agreements through the Sales Agent, resulting in net proceeds of $5,239,988.

Exercise of Warrants

On February 14, 2025, the Company received aggregate proceeds of $38,157 on the exercise of Representative’s Warrants to purchase an aggregate of 39,747 shares of common stock at an exercise price of $0.96 per share.

On June 4, 2025, Kaufman Kapital exercised warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share. These warrants were originally issued in connection with the Kaufman Kapital Senior Secured Convertible note. The exercises resulted in aggregate cash proceeds of $1,000,000.

During the period ended September 30, 2025, additional Warrants were exercised to purchase an aggregate of 348,716 shares of the Company’s common stock at an exercise price of $1.00 per share for aggregate cash proceeds of $348,716.

Note 14 – Common Stock Options

Stock Incentive Plan

Our board of directors and shareholders adopted the 2022 Equity Plan on January 1, 2022. The 2022 Equity Plan allows for the grant of a variety of equity vehicles to provide flexibility in implementing equity awards, including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, incentive bonus awards, other cash-based awards and other stock-based awards. The number of shares reserved for issuance under the 2022 Equity Plan was initially an aggregate of 600,000 shares, as adjusted on June 15, 2023, in connection with the Company’s reverse stock split, subject to annual increases under the plan, resulting in 1,633,000 reserved shares as of September 30, 2025. There were 1,333,470 options with a weighted average exercise price of $2.20 per share, and a weighted average remaining life of approximately 8.76 years, outstanding as of September 30, 2025.

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

On April 14, 2025, the Company granted options to purchase an aggregate 90,000 shares of the Company’s common stock, consisting of options to purchase 15,000 shares to each of six directors, having an exercise price of $1.94 per share, exercisable over a 10-year term, including options to purchase 15,000 shares issued to each of the Company’s CEO and CFO in consideration of their services as directors. The options vest monthly over six months following the issuance date. The aggregate estimated value using the plain vanilla Black-Scholes Pricing Model, based on a volatility rate of 46% and a call option value of $0.8796, and an expected term of 5 years, was $79,170.

On June 12, 2025 the Company granted options to purchase 610,000 shares of the Company’s common stock having an exercise price of $2.06 per share, exercisable over a 10-year term, to employees for services performed. The grant includes options to purchase 180,000 and 20,000 shares to the Company CEO and CFO, respectively. The options vest in 36 equal monthly installments over the three-year period following the issuance date. The aggregate estimated value using the plain vanilla Black-Scholes Pricing Model, based on a volatility rate of 45% and a call option value of $1.0462, and an expected term of 6.5 years, was $638,158.

	Number of Options	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2024	593,470	$52,821
Granted	740,000	110,140
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2025	1,333,470	$84,630	$1,425,956

Expected to vest	1,333,470	$84,630	$1,425,956

Options are being expensed over the respective vesting period, resulting in $177,257 of stock-based compensation expense during the nine months ended September 30, 2025. As of September 30, 2025, a total of $613,672 of unamortized expenses are expected to be expensed over the remaining vesting period.

Note 15 – Common Stock Warrants

Warrants to purchase a total of 2,074,202 shares of common stock at a weighted average exercise price of $2.46 per share, with a weighted average remaining contractual life of approximately 5.67 years, were outstanding as of September 30, 2025.

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

During the period ended September 30, 2025, additional Warrants were exercised to purchase an aggregate of 348,716 shares of the Company’s common stock at an exercise price of $1.00 per share for aggregate cash proceeds of $348,716.

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2024	3,462,665	$1.88
Issued	-	-
Exercised	1,388,463	1.00
Expired	-	-
Outstanding at September 30, 2025	2,074,202	$2.46	5.67

Exercisable at September 30, 2025	2,074,202	$2.46	5.67

Note 16 – Fair Value of Financial Instruments

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2025 and December 31, 2024:

	Fair Value Measurements at September 30, 2025
	Level 1	Level 2	Level 3
Assets
Cash	$812,007	$-	$-
Right-of-use-asset	-	-	1,433,625
Notes receivable	-	359,982	-
Total assets	812,007	359,982	1,433,625
Liabilities
Convertible notes payable, related parties net of $49,217 of discounts	-	-	3,350,782
Notes payable	-	1,534,500	-
Notes payable, related parties	-	500,000	-
Lease liabilities	-	-	1,702,250
Total liabilities	-	2,034,500	5,053,032
Total assets and liabilities	$812,007	$(1,674,518)	$(3,619,407)

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$2,329,452	$-	$-
Right-of-use-asset	-	-	1,575,497
Notes receivable	-	359,982	-
Total assets	2,329,452	359,982	1,575,497
Liabilities
Convertible notes payable, related parties net of $66,587 of discounts	-	-	3,333,413
Notes payable	-	286,147	-
Notes payable, related parties	-	2,760,000	-
Lease liabilities	-	-	1,695,039
Total liabilities	-	3,046,147	5,028,452
Total assets and liabilities	$2,329,452	$(2,686,165)	$(3,452,955)

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended September 30, 2025, or the year ended December 31, 2024.

Note 17 – Segment Reporting

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

The following table presents the Company’s retail operations segment revenue, measure of segment profit or loss, significant segment expenses and reconciliation of the U.S. and Latin America operations segments’ EBITDA to consolidated net earnings before income tax expense for the three and nine months ended September 30, 2025, and 2024:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

U.S. operations segment sales	$3,220,027	$2,181,495	$9,713,287	$5,011,497

U.S. operations segment cost of goods sold	565,638	1,671,870	2,129,477	4,069,525
U.S. operations segment expenses:
General and administrative	637,349	421,409	1,814,206	880,405
Rent	11,834	38,894	35,496	38,894
Salaries and wages	241,910	229,881	745,501	751,199
Professional fees	217,785	295,802	660,995	659,892
Total U.S. operating expenses	$1,108,878	$985,986	$3,256,198	$2,330,390
U.S. operations segment EBITDA	$1,545,511	$(476,361)	$4,327,612	$(1,388,418)

Latin American operations segment cost of goods sold	$1,931,233	$-	$5,396,120	$-
Latin American operations segment expenses:
General and administrative	638,126	138,961	1,239,151	160,317
Rent	39,039	73,945	116,528	121,858
Salaries and wages	83,997	64,987	249,715	97,417
Professional fees	30,854	73,722	145,740	114,590
Total Latin American operating expenses	792,016	351,615	1,751,134	494,182
Latin American operations segment EBITDA	$(2,723,249)	(351,615)	$(7,147,254)	$(494,182)
Consolidated EBITDA	$(1,177,738)	(827,976)	$(2,819,642)	$(1,882,600)

Reconciliation of net earnings before income tax expense:
Consolidated EBITDA	$(1,177,738)	$(827,976)	$(2,819,642)	$(1,882,600)
Depreciation	(153,606)	(60,614)	(459,166)	(173,285)
Interest income	3,916	2,882	15,652	8,577
Interest expense	(148,964)	(370,532)	(653,677)	(518,233)
Stock compensation expense	(96,160)	(14,565)	(177,257)	(698,785)
Consolidated net loss before income tax expense	$(1,572,552)	$(1,270,805)	$(4,094,090)	$(3,264,326)

Note 18 – Related Party Transactions

Kaufman Kapital, led by Daniel Kaufman, is a beneficial owner holding more than 10% of the Company’s outstanding common stock.

On July 15, 2024, the Company entered into a Securities Purchase Agreement (as amended, the “SPA”) with Daniel L. Kaufman, as described in Note 12. As of September 30, 2025 the SPA principal outstanding on the Convertible Note was $3,400,000. Kaufman Kapital exercised the $1.00 Warrant on June 24, 2025, as described in Note 15. The $1.50 Warrant has not been exercised as of September 30, 2025.

On August 29, 2024, the Company borrowed $1,200,000 from Kaufman Kapital pursuant to the Secured Note, as described in Note 12.

On May 7, 2025, and September 30, 2025 the Company repaid $325,000 and $375,000 of principal on the Secured Note. The principal outstanding is $500,000 as of September 30, 2025.

Eagle Vision Fund LP, is led by the Company’s CFO, John Dalfonsi.

As discussed further in Note 12 above, on various dates from January 9, 2024 through May 22, 2024, the Company completed the sale of an aggregate $1,675,000 of Senior Secured Notes and Warrants to purchase an aggregate of 518,750 shares of the Company’s common stock, to a group of investors led by Eagle Vision Fund LP.

During the nine months ended September 30, 2025 the Company repaid $1,560,000 of principal outstanding under the Senior Secured Notes resulting in the payment in full of such notes as of September 30, 2025.

During the period ended September 30, 2025, of the 518,750 Warrants issued to purchasers of the Senior Secured Notes, Warrants were exercised to purchase an aggregate of 307,500 shares of the Company’s common stock at an exercise price of $1.00 per share for aggregate cash proceeds of $307,500.

Note 19 – Commitments and Contingencies

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

NXTDried Manufacturing Agreement

On January 19, 2022, the Company entered into a contract manufacturing agreement with NXTDried Superfoods SAC to produce products for distribution by the Company. The Company agreed to pre-pay for inventory via an advance to enable the manufacturer to invest in necessary processing facilities that will be reimbursed to the Company on an agreed per kg basis over the period of 2022 to 2026.

EnWave License Agreement

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

At various dates the License Agreement has been amended to, among other things, modify the exclusivity retention royalty payments required to be paid by the Company. The License Agreement entitles EnWave to a fixed royalty percentage on all of the Company’s revenue from the sale of products produced using the EnWave Technology, net of trade or volume discounts, refunds paid, settled claims for damaged goods, applicable excise, sales and withholding taxes imposed at the time of the sale, and provides the Company with certain exclusivity rights.

In order to maintain exclusivity, the Company must make annual royalty minimum payments to EnWave of $250,000 per year, commencing in 2025 and continuing through each subsequent year in perpetuity, as long as the Company elects to maintain exclusivity. The Company recognized $167,540 of royalty expenses for the nine months ended September 30, 2025.

In addition to the initial EnWave Equipment we purchased, the Company agreed to purchase additional equipment from EnWave overtime. The additional equipment purchase schedule, as amended, required the Company to purchase a “Second EnWave Machine”, which was purchased in full on December 12, 2024. The Company is also required to execute an Equipment Purchase Agreement for a 120kW, or greater rated power, EnWave Equipment (the “Third EnWave Machine”) on or before December 31, 2025, and satisfy the payment obligations required with respect to the Third EnWave Machine by the License Agreement.

On September 16, 2025 the Company entered into a Purchase Agreement for the Third EnWave Machine, a refurbished 120kW REV vacuum microwave for a purchase price of $1,500,000. The purchase price is payable in 24 equal monthly installments, commencing April 1, 2026, pursuant to a secured promissory note (the “Promissory Note”) bearing interest at the rate of 8.00% per annum.

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

Note 20 - Income Taxes

The Company incurred a net operating loss for the nine months ended September 30, 2025, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. On September 30, 2025, the Company had approximately $13.7 million of federal net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2041.

The effective income tax rate for the nine months ended September 30, 2025, and 2024, was 21%.

The Company has incurred cumulative losses which make realization of a deferred tax asset difficult to support in accordance with ASC 740. Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, a valuation allowance has been recorded against the Federal and state deferred tax assets as of September 30, 2025, and December 31, 2024.

Additionally, in accordance with ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 21 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued, noting no reportable event, except as follows:

Stock Options Grant

On October 15, 2025 the Company granted options to purchase 50,000 shares of the Company’s common stock having an exercise price of $2.09 per share, exercisable over a 10-year term, to an employee for services performed. The options vest in 36 equal monthly installments over the three-year period following the issuance date. The aggregate estimated value using the plain vanilla Black-Scholes Pricing Model, based on a volatility rate of 45% and a call option value of $1.6343, and an expected term of 6.5 years, was $53,238.

Exercise of Warrants

On October 17, 2025 warrants were exercised to purchase an aggregate of 61,381 shares of the Company’s common stock at an exercise price of $0.96 per share for aggregate cash proceeds of $58,926.

On various dates in October and November 2025 warrants were exercised to purchase an aggregate 50,000 of common stock at an exercise price of $1.00 per share for aggregate cash proceeds of $50,000.

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

Going Concern Uncertainty

As of September 30, 2025, we had a cash balance of $812,007, a positive working capital of $2,118,922, and had incurred recurring losses from operations resulting in an accumulated deficit of $21,656,147. Although we anticipate that our results of operations will improve substantially as a result of the recent launch of our new facility in Peru, there can be no assurance in that regard. If we continue to generate substantial operating losses, we will not have sufficient funds to sustain our operations for the next twelve months and we will need to raise additional cash to fund our operations. These factors raise substantial doubt about our ability to continue as a going concern.

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

In connection with the lease of the Peru Facility, we purchased a first position mortgage receivable in the amount of $1,267,000, which is secured by the Peru Facility and was owed by the landlord of the Peru Facility to its former tenant, for a purchase price of $1,267,000, of which payments were made in various installments totaling $355,000 as of December 31, 2024 and $912,000 during the nine months ended September 30, 2025.

Results of Operations for the Three Months Ended September 30, 2025, and 2024

The following table summarizes selected items from the statement of operations for the three months ended September 30, 2025, and 2024, respectively.

	Three Months Ended
	September 30,		Increase /
	2025	2024	(Decrease)

Net revenue	$3,220,027	$2,181,495	$1,038,532
Cost of goods sold	2,650,477	1,845,155	805,322
Gross profit	569,550	336,340	233,210
Gross margin	17.7%	15.4%

Operating expenses:
General and administrative	897,512	316,688	580,824
Salaries and benefits	422,069	309,433	112,636
Professional services	248,640	369,525	(120,885)
Advertising and promotions	271,872	125,597	146,275
Shipping and handling	156,961	118,252	38,709
Total operating expenses	1,997,054	1,239,495	757,559

Operating loss	(1,427,504)	(903,155)	(524,349)

Other income (expense):
Interest income	3,916	2,882	1,034
Interest expense	(148,964)	(370,532)	221,568
Total other income (expense)	(145,048)	(367,650)	222,602

Net loss	$(1,572,552)	$(1,270,805)	$(301,747)

Net Revenue

Our net revenue for the three months ended September 30, 2025, was $3,220,027, compared to $2,181,495 for the three months ended September 30, 2024, an increase of $1,038,532, or 48%. The increase in revenue was primarily due to increased sales to our largest customer during the three months ended September 30, 2025.

Cost of Goods Sold and Gross Profit

Our cost of goods sold for the three months ended September 30, 2025, was $2,650,477, compared to $1,845,155 for the three months ended September 30, 2024, an increase of $805,322, or 44%. Cost of goods sold increased primarily due to increased sales during the three months ended September 30, 2025. We had gross profit of $569,550, representing gross margins of 17.7%, for the three months ended September 30, 2025, as compared to a gross profit of $336,340, or 15.4%, for the three months ended September 30, 2024.

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

General and Administrative

Our general and administrative expense for the three months ended September 30, 2025, was $897,512, compared to $316,688 for the three months ended September 30, 2024, an increase of $580,824, or 183%. The largest components of our general and administrative expenses are plant idle capacity, research and development, rent, travel, and commissions, as shown below.

	Three Months Ended September 30,
	2025	2024	Difference	% Change

Idle Capacity	$368,586	$-	$368,586	100%
Research and development	$190,875	$-	$190,875	100%
Rent	$50,870	$160,751	$(109,881)	(68)%
Travel	$39,894	$30,502	$9,392	31%
Commissions	$63,928	$24,910	$39,018	157%

Idle capacity increased due to the opening of the production facility located in Pisco, Peru. In December 2024 operations commenced at the facility. As our factory scales, idle capacity will decrease. Commissions increased due to increased sales.

Salaries and Wages

Salaries and wages for the three months ended September 30, 2025, was $422,069, compared to $309,433 for the three months ended September 30, 2024, an increase of $112,636, or 36%. This increase was primarily attributable to $55,206 of amortization of stock options issued to employees for services performed and $42,238 in salaries and wages relates to the hiring of employees to support production ramp-up at the Peru facility.

Professional Fees

Professional fees for the three months ended September 30, 2025, was $248,640, compared to $369,525 for the three months ended September 30, 2024, a decrease of $120,885, or 33%. The decrease is mostly attributable to a decrease in legal fees related to establishing the Company’s Peru facility in 2024.

Shipping and handling

Shipping and handling for the three months ended September 30, 2025, was $156,961, compared to $118,252 for the three months ended September 30, 2024, an increase of $38,709 or 33%. This increase was primarily attributable to an increase in sales volumes.

Advertising and promotions

Advertising and promotions for the three months ended September 30, 2025, was $271,872, compared to $125,597 for the three months ended September 30, 2024, an increase of $146,275, or 116%. Advertising and promotions expenses increased for the three months ended September 30, 2025, mostly due to increased in-store product demos with one of our largest customers.

Other Income (Expense)

In the three months ended September 30, 2025, other expense was $145,048 on a net basis, consisting of $148,964 of interest expense, as partially offset by $3,916 of interest income. For the three months ended September 30, 2024, other expense was $367,650 on a net basis, consisting of $370,532 of interest expense, as partially offset by $2,882 of interest income. Other expense decreased by $222,602, or 61%, primarily due to the 2024 $150,462 write-off of deferred financing costs and $89,949 of additional interest expense related to the modification of warrants.

Net loss

Net loss for the three months ended September 30, 2025, was $1,572,552, compared to $1,270,805 for the three months ended September 30, 2024, an increase of $301,747, or 24%. The increased net loss was due to scaling up production at our in-house manufacturing facility. Our objective is to achieve 100% utilization, which we believe will allow us to leverage fixed costs, improve operating efficiency, and capture additional gross margin benefits as production volumes grow.

Results of Operations for the Nine Months Ended September 30, 2025, and 2024

The following table summarizes selected items from the statement of operations for the nine months ended September 30, 2025, and 2024, respectively.

	Nine Months Ended
	September 30,		Increase /
	2025	2024	(Decrease)

Net revenue	$9,713,287	$5,011,497	$4,701,790
Cost of goods sold	7,984,763	4,242,810	3,741,953
Gross profit	1,728,524	768,687	959,837
Gross margin	17.8%	15.3%

Operating expenses:
General and administrative	2,204,559	666,600	1,537,959
Salaries and benefits	1,172,474	1,257,316	(84,842)
Professional services	806,736	1,064,567	(257,831)
Advertising and promotions	579,507	223,801	355,706
Storage, shipping and handling	421,313	311,073	110,240
Total operating expenses	5,184,589	3,523,357	1,661,232

Operating loss	(3,456,065)	(2,754,670)	(701,395)

Other income (expense):
Interest income	15,652	8,577	7,075
Interest expense	(653,677)	(518,233)	(135,444)
Total other income (expense)	(638,025)	(509,656)	(128,369)

Net loss	$(4,094,090)	$(3,264,326)	$(829,764)

Net Revenue

Our net revenue for the nine months ended September 30, 2025, was $9,713,287, compared to $5,011,497 for the nine months ended September 30, 2024, an increase of $4,701,790, or 94%. The increase in revenue was primarily due to increased sales to our two largest customers during the nine months ended September 30, 2025.

Cost of Goods Sold and Gross Profit

Our cost of goods sold for the nine months ended September 30, 2025, was $7,984,763, compared to $4,242,810 for the nine months ended September 30, 2024, an increase of $3,741,953, or 125%. Cost of goods sold increased primarily due to increased sales during the nine months ended September 30, 2025. As a result of the foregoing, we had gross profit of $1,728,524, representing gross margins of 17.8%, for the nine months ended September 30, 2025, as compared to a gross margin of $768,687, of 15.3%, for the nine months ended September 30, 2024.

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

General and Administrative

Our general and administrative expense for the nine months ended September 30, 2025, was $2,204,559, compared to $666,600 for the nine months ended September 30, 2024, an increase of $1,537,959, or 231%. The largest components of our general and administrative expenses are plant idle capacity, research and development, rent, travel, and commissions, as shown below.

	Nine Months Ended September 30,
	2025	2024	Difference	% Change

Idle Capacity	$848,906	$-	$848,906	100%
Research & Development	$208,265	$14,348	$193,917	1,352%
Rent	$152,020	$160,751	$(8,731)	(5)%
Travel	$172,118	$99,132	$72,986	74%
Commissions	$197,130	$139,049	$58,081	42%

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

Salaries and Wages

Salaries and wages for the nine months ended September 30, 2025, was $1,172,474, compared to $1,257,316 for the nine months ended September 30, 2024, a decrease of $84,842, or 7%. This decrease was primarily attributable to $408,700 of non-cash, stock-based compensation for the nine months ended September 30, 2024, compared to $102,289 of non-cash, stock-based compensation related to stock options awarded during the current period. This decrease is mostly offset by increases in salaries and wages related to the hiring of employees to support production ramp-up at the Peru facility.

Professional Fees

Professional fees for the nine months ended September 30, 2025, was $806,736, compared to $1,064,567 for the nine months ended September 30, 2024, a decrease of $257,831, or 24%. This decrease was primarily attributable to $290,085 of non-cash, stock-based compensation for the nine months ended September 30, 2024.

Shipping and handling

Shipping and handling for the nine months ended September 30, 2025, was $421,313, compared to $311,073 for the nine months ended September 30, 2024, an increase of $110,240 or 35%. This increase was primarily attributable to an increase in sales volumes.

Advertising and promotions

Advertising and promotions for the nine months ended September 30, 2025, was $579,507, compared to $223,801 for the nine months ended September 30, 2024, an increase of $355,706, or 159%. Advertising and promotions expenses increased for the nine months ended September 30, 2025, compared to the corresponding period in 2024, mostly due to increased in-store product demos with one of our largest customers.

Other Income (Expense)

In the nine months ended September 30, 2025, other expense was $638,025 on a net basis, consisting of $653,677 of interest expense, as partially offset by $15,652 of interest income. For the nine months ended September 30, 2024, other expense was $509,656 on a net basis, consisting of $518,233 of interest expense, as partially offset by $8,577 of interest income. Other expense increased by $128,369, or 25%, primarily due to interest on the Kaufman Convertible Note and notes payable with related parties.

Net loss

Net loss for the nine months ended September 30, 2025, was $4,094,090, compared to $3,264,326 for the nine months ended September 30, 2024, an increase of $829,764, or 25%. The increased net loss was due to scaling up production at our in-house manufacturing facility. Our objective is to achieve 100% utilization, which we believe will allow us to leverage fixed costs, improve operating efficiency, and capture additional gross margin benefits as production volumes grow.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital as of September 30, 2025 and December 31, 2024.

	September 30,	December 31,
	2025	2024
Current Assets	$5,460,580	$4,916,614

Current Liabilities	$3,341,658	$8,813,996

Working Capital	$2,118,922	$(3,897,382)

As of September 30, 2025, we had positive working capital of $2,118,922. We have incurred net losses since our inception and we anticipate net losses and negative operating cash flows for the near future, and we may not be profitable or realize growth in the value of our assets. To date, our primary sources of capital have been cash generated from the sales of our products, common stock sales, and debt and equity financing. As of September 30, 2025, we had cash of $812,007, total liabilities of $9,544,563, and an accumulated deficit of $21,656,147. As of December 31, 2024, we had cash of $2,329,452, total liabilities of $10,514,292, and an accumulated deficit of $17,562,057.

Cash Flow

Comparison of the Nine Months Ended September 30, 2025, and the Nine Months Ended September 30, 2024

The following table sets forth the primary sources and uses of cash for the periods presented below:

	Nine Months Ended
	September 30,
	2025	2024
Net cash used in operating activities	$(5,064,017)	$(3,259,049)
Net cash used in investing activities	(573,991)	(2,095,691)
Net cash provided by financing activities	4,093,929	5,767,938
Effect of exchange rate changes on cash	26,634	(1,794)

Net change in cash	$(1,517,445)	$411,404

Net Cash Used in Operating Activities

Net cash used in operating activities was $5,064,017 for the nine months ended September 30, 2025, compared to $3,259,049 for the nine months ended September 30, 2024, an increase of $1,804,968, or 55%. The increase was primarily due to a $1,065,942 increase in accounts receivable due to increased sales volumes and a $573,303 increase in prepaid inventory to secure raw materials.

Net Cash Used in Investing Activities

Net cash used in investing activities was $573,991 for the nine months ended September 30, 2025, compared to $2,095,691 for the nine months ended September 30, 2024, a decrease of $1,521,700, or 73%. This decrease was primarily attributable to less equipment purchases and capital expenditures for the build out of the Peru facility.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $4,093,929 for the nine months ended September 30, 2025, compared to $5,767,938 for the nine months ended September 30, 2024, an decrease of $1,674,009, or 29%. Our decreased cash provided by financing activities was primarily due to principal repayments on notes payable to related parties offset by proceeds from the sale of common stock and exercise of warrants.

Effect of Exchange Rate Changes on Cash

For the nine months ended September 30, 2025, the effect of exchange rate changes on cash and cash equivalents primarily reflects the translation impact from fluctuations in the value of the Peruvian sol relative to the U.S. dollar. During the period, the sol experienced modest depreciation against the U.S. dollar, resulting in a gain on foreign currency translation of $26,634 compared to a loss of $1,794 in the comparative period.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of September 30, 2025. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS.

Exhibit	Description
3.1	Articles of Incorporation of BranchOut Food Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s form S-1 filed with the Securities and Exchange Commission on April 24, 2023)
3.2	Bylaws of BranchOut Food Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s form S-1 filed with the Securities and Exchange Commission on June 9, 2023)
3.3	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 1.2 of the Company’s form 8-K filed with the Securities and Exchange Commission on June 22, 2023)
3.4	Certificate of Amendment to Articles of Incorporation of BranchOut Food Inc. filed January 4, 2024 (Incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on January 8, 2024)
10.1	Fifth Amendment to License Agreement, dated as of September 15, 2025, between BranchOut Food Inc. and EnWave Corporation † (Incorporated by reference to Exhibit 10.1 of the Company’s form 8-K filed with the Securities and Exchange Commission on September 19, 2025)
10.2	Equipment Purchase Agreement, dated as of September 15, 2025, between BranchOut Food Inc. and EnWave Corporation (Incorporated by reference to Exhibit 10.2 of the Company’s form 8-K filed with the Securities and Exchange Commission on September 19, 2025)
10.3	Promissory Note, dated as of September 15, 2025, issued by BranchOut Food Inc. in favor of EnWave Corporation (Incorporated by reference to Exhibit 10.3 of the Company’s form 8-K filed with the Securities and Exchange Commission on September 19, 2025)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
†	Portions of this exhibit have been redacted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ Eric Healy	Chief Executive Officer	November 12, 2025
Eric Healy	(Principal Executive Officer)

/s/ John Dalfonsi	Chief Financial Officer	November 12, 2025
John Dalfonsi	(Principal Accounting and Financial Officer)

