Form 10-K
period 2025-12-31
BranchOut Food Inc.
filed 2026-03-31
CIK 1962481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of $2.43 per share as of June 30, 2025 was approximately $19.6 million.

As of March 31, 2026, there were 14,582,416 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

PART I

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). All statements contained in this report other than statements of historical fact are forward-looking statements, including statements regarding our future financial condition, results of operations, liquidity, capital requirements, business strategy, growth plans, manufacturing capabilities, customer demand, and product development. Forward-looking statements may be identified by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “target,” “will,” “would,” and similar expressions. These statements are based on current expectations, assumptions, and projections and are subject to significant risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such statements.

Factors that could cause actual results to differ materially include, but are not limited to, the risks described in Item 1A. Risk Factors of this Form 10-K, including:

●	our history of losses, limited operating history, and ability to achieve or sustain profitability;
●	our ability to generate sufficient operating cash flow to fund operations and our continued need to obtain capital through public or private equity or debt financings;
●	risks related to operating and manufacturing in Peru, including political, economic, regulatory, currency, tariff, labor, supply chain, and operational risks;
●	our ability to scale production efficiently, improve manufacturing utilization, and maintain product quality in compliance with applicable regulations;
●	risks relating to the competitive industry in which we operate;
●	customer concentration and our ability to expand and diversify our customer base;
●	risks associated with the protection of our intellectual property, including the technology we license;
●	our ability to accurately forecast demand, manage inventory, and execute on growth initiatives;
●	risks associated with new product development, commercialization, and market acceptance of our products;
●	our ability to maintain compliance with Nasdaq continued listing standards;
●	risks associated with our status as an emerging growth company and smaller reporting company; and
●	general economic, market, and industry conditions.

Forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties, and assumptions, many of which are beyond our control and difficult to predict. Actual results, financial condition, liquidity, and operating performance may differ materially from those expressed or implied in any forward-looking statement. New risks and uncertainties may emerge from time to time, and management cannot predict all such risks or their potential impact.

Readers are cautioned not to place undue reliance on forward-looking statements. Any forward-looking statement made in this Form 10-K speaks only as of the date of this report. Except as required by applicable law, we expressly disclaim any obligation to update, revise, or publicly release any revisions to forward-looking statements to reflect events, circumstances, or changes in expectations after the date of this report, whether as a result of new information, future developments, or otherwise.

Where You Can Find More Information

We file annual, quarterly, and current reports and other information with the Securities and Exchange Commission (“SEC”) pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K. Copies of these filings are available free of charge on the SEC’s website at www.sec.gov.

We also make available on our corporate website copies of our SEC filings as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our corporate website address is www.branchoutfood.com. The information contained on, or accessible through, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this report.

ITEM 1. BUSINESS

Overview

BranchOut Food Inc., (collectively with its subsidiary, “BranchOut,” the “Company,” “we,” “us” or “our”), is a growth-stage consumer packaged foods company focused on developing, manufacturing, marketing, and distributing clean-label, plant-based dried fruit and vegetable snacks for retail and foodservice markets through BranchOut-branded products, private-label offerings, and industrial ingredient sales. We were originally incorporated as AvoChips Inc., an Oregon corporation, on February 21, 2017. On November 2, 2017, AvoChips Inc. converted into Avochips, LLC, an Oregon limited liability company and on November 19, 2021, Avochips, LLC converted into a Nevada corporation named BranchOut Food Inc.

BranchOut is headquartered in the U.S. with a 50,000 square foot manufacturing facility located in Pisco, Peru (the “Peru Facility”). The Peru Facility is strategically located near key agricultural regions, enabling harvest-driven seasonal sourcing of high-quality fruits and vegetables—including pineapple, banana, strawberry, avocado and apple—while reducing transportation time and costs and supporting product freshness.

We utilize proprietary GentleDry™ technology to convert fresh fruits and vegetables into clean-label snacks and industrial ingredients within approximately 10 days. GentleDry™ is an advanced dehydration platform licensed exclusively to us from EnWave Corporation for certain fruits and vegetables, enabling the production of differentiated products that preserve taste, texture, color, and nutrients while improving process speed, energy efficiency, and oxidation control. The GentleDry™ technology is protected by more than 17 patents.

We are focused on expanding distribution, increasing production capacity, and developing new products intended to drive repeat consumer demand and scalable retail placement. We emphasize continuous improvement across product formulation, texture, flavor, and quality, while leveraging process innovation to deliver clean-label products at competitive price points that support broad distribution across national retail platforms.

Products

We develop, manufacture, and market dehydrated fruit and vegetable products using our proprietary GentleDry™ technology. Our products are primarily sold through three channels: branded retail snack products, private label products for major retailers, and fruit and vegetable ingredients sold to food manufacturers. These products are manufactured at the Peru Facility in Pisco, Peru.

BranchOut Branded Snacks

We market a line of plant-based snack products under the BranchOut brand. These products consist primarily of dehydrated fruit and vegetable snacks designed to retain the natural color, flavor, and texture of the underlying produce. Many of the products are made from single-ingredient fruits or vegetables with minimal additional seasoning.

Current branded snack products include:

●	Pineapple Chips, Simply Pineapple
●	Crunchy Strawberry Halves, 100% Strawberries
●	Organic Chewy Banana Slices, Simply Bananas
●	Chewy Banana Slices, Cinnamon Churro
●	Bell Pepper Crisps, with Sea Salt
●	Carrot Sticks, with Sea Salt

Our products are produced using our licensed GentleDry™ dehydration technology, which removes moisture while preserving the natural characteristics of the fruit or vegetable. The resulting products are shelf-stable and designed to provide a crunchy or chewy texture depending on the product format.

BranchOut branded snacks are sold through multiple distribution channels including retail grocery stores, club stores, online retailers, and our direct-to-consumer e-commerce platforms.

Private Label Products

In addition to its branded products, we manufacture fruit and vegetable products for major North American retailers on a private label basis. These products are sold under the retailer’s brand and distributed through the retailer’s existing grocery and club store channels. Private label offerings currently include products such as dehydrated prunes, carrots, brussels sprouts, and raisins, as well as other fruit and vegetable snack formats requested by retail customers.

Private label manufacturing allows us to leverage our Peru Facility capacity and technology while expanding relationships with large retail partners.

Industrial Ingredients

We also produce dehydrated fruit and vegetable ingredients for use by food manufacturers in a variety of consumer packaged goods applications. These ingredients may be used in products such as cereals, snack bars, baked goods, salads, ready-to-eat meals, and other packaged foods.

Our ingredient products include dehydrated fruit and vegetable pieces, fragments, powders, and inclusions derived from products such as:

●	Banana
●	Mango
●	Blueberry
●	Pineapple
●	Cherry Tomato
●	Avocado
●	Other fruits and vegetables

We have entered into a commercial collaboration with MicroDried, a supplier of premium dried fruit ingredients, to support the marketing and distribution of certain ingredient products produced at the Peru Facility.

Products in Development

We continue to develop additional fruit and vegetable snack products and ingredient formats for both branded and private label customers. Product development efforts are focused on expanding our snack portfolio, supporting private label programs for large retailers, and developing new ingredient applications for food manufacturers. From time to time, we engage with potential commercial partners and institutional customers to develop products tailored to specific applications.

Macroeconomic Environment

We operate within a global macroeconomic environment that includes agricultural sourcing, manufacturing, regulatory compliance, and cross-border logistics. Our manufacturing operations are located in Peru, where we source fruits and vegetables and manufacture products for export to the United States.

Upon entry into the United States, our products are subject to U.S. Customs and Border Protection requirements, U.S. Food and Drug Administration regulations, and applicable trade and tariff policies. International shipping conditions—including freight availability, transit times, fuel costs, port congestion, and broader global trade dynamics—may impact logistics costs, delivery schedules, and inventory levels.

Operating in Peru requires compliance with local tax, labor, customs, and regulatory frameworks administered by the Peruvian government, including oversight by the Peruvian tax authority (SUNAT). These requirements govern manufacturing operations, tax compliance, and export documentation and may affect operating timelines, administrative processes, and working capital needs.

We monitor macroeconomic conditions, regulatory environments, and global trade dynamics to manage supply-chain execution, control costs, and maintain continuity of operations. While these factors introduce operational complexity, management believes its experience navigating cross-border manufacturing and logistics supports scalable growth within the current global trade environment.

Consumer Packaged Foods Industry

The United States consumer packaged foods (“CPG”) industry is large and highly competitive, with snacking representing a significant and growing portion of consumer food spending. U.S. CPG industry is approximately $1.5 trillion to nearly $2 trillion annually reflecting continued demand for convenient food options. Within CPG snacking, consumer preferences have been shifting toward “better-for-you” offerings that emphasize simple, recognizable ingredients, reduced sugar, and clean-label claims. Demand continues to grow for snacks that prioritize natural ingredients and minimal processing, reflecting consumer focus on transparency and health-oriented choices.

Better-for-you snack categories continue to attract innovation and shelf space as consumers seek convenient options aligned with plant-forward and clean-label preferences. The global better-for-you snacks market is estimated at approximately $50.4 billion in 2024, with the U.S. characterized by significant product innovation and demand for snacks made with natural and organic ingredients.

At the same time, the competitive environment continues to evolve as retailers expand their private-label assortments and compete on value and quality. U.S. private-label sales reached a record $282.8 billion in 2025, indicating sustained retailer and consumer adoption of store-brand products across categories, including food.

Our Strategy

BranchOut is focused on executing a growth-stage strategy that balances product innovation, distribution expansion, and disciplined manufacturing scale-up. As a manufacturing-led business, our strategy emphasizes aligning customer growth and product development with production capacity, supply-chain execution, and cost control.

Key elements of our strategy include:

●	Driving revenue growth through customer onboarding and product expansion, by developing new snack and ingredient products designed to generate repeat consumer demand and support scalable retail and foodservice placement.
●	Expanding distribution channels across national and regional retail, club, grocery, and private-label platforms to increase product availability while maintaining disciplined customer and channel selection.
●	Scaling manufacturing utilization and capacity, with a focus on achieving high utilization at our Peru Facility while investing in incremental capacity expansion to support anticipated demand, operational efficiency, and margin improvement.
●	Maintaining operational discipline during scale-up, including production planning, inventory management, quality control, and supply-chain coordination, to support consistent product quality, reliable fulfillment, and cost management as volumes increase.

Management believes that this growth-stage, manufacturing-focused approach allows us to compete effectively by pairing differentiated products with scalable operations, while managing the complexity and execution demands inherent in expanding within the consumer-packaged foods industry.

Distribution Channels and Customers

We sell our products primarily through large national retail customers in the United States, including Costco and Walmart, with additional limited sales through private-label and ingredient customers. Sales to these customers are generally made pursuant to purchase orders and program-based arrangements rather than long-term volume commitments

Products are manufactured at our Peru Facility and exported to the United States for distribution through national retail channels, and our direct-to-consumer e-commerce platforms. A substantial portion of our net sales is derived from a limited number of customers, and changes in purchasing patterns, pricing terms, or distribution decisions by these customers could materially affect operating results.

Competition

We operate in a competitive segment of the consumer-packaged foods industry focused on fruit- and vegetable-based snacks and ingredients. We compete with established food manufacturers, emerging better-for-you snack brands, and private-label suppliers, many of which have greater financial, marketing and distribution resources than we do.

Competition in this industry is based on product quality, price, brand recognition, ingredient transparency, innovation, and the ability to secure and maintain retail shelf space. Some competitors may have longer operating histories, larger scale facilities, broader product lineups, or established relationships with major retailers, which could result in competitive pressures on pricing and market share.

We compete through product differentiation, including the development of clean-label, minimally processed products that preserve taste, texture, and nutritional attributes. Our manufacturing platform enables us to produce differentiated formats and textures that are not widely available through conventional processing methods. In addition, we focus on innovation across our BranchOut-branded, private-label, and industrial ingredient channels, working with customers to develop products tailored to specific category needs. We also seek to compete through operational execution, including consistent product quality, reliable supply, and responsiveness to customer requirements.

Seasonality

Our operating model is influenced by the seasonality of agricultural harvest cycles for certain fruits and vegetables and by seasonal shifts in consumer demand and retailer purchasing patterns. These factors can affect the timing and cost of raw material sourcing, production scheduling, and finished goods inventory levels.

To manage these dynamics, we seek to optimize production planning and inventory management, including producing higher volumes during periods of peak raw material availability and leveraging the shelf-stable nature of our products to support customer demand throughout the year. As a result, quarterly operating results may fluctuate based on the timing of harvest cycles, production runs, customer orders, and promotional activity.

Intellectual Property

Our product differentiation and manufacturing processes are supported by proprietary technology developed and licensed for use in producing our snacks and ingredient products. BranchOut uses proprietary GentleDry™ technology under an exclusive license agreement with EnWave Corporation, that is critical to our manufacturing process.

The GentleDry™ platform is protected by more than 17 patents in multiple jurisdictions, and we also maintain confidentiality and operational controls to protect trade secrets and know-how related to our product formulations, process parameters and quality protocols. While we believe these intellectual property rights and licensed technologies are important to our competitive position, there can be no assurance that they will not be challenged, circumvented, invalidated or infringed upon by competitors.

Employees and Operating Partners

Our operations are supported by an international workforce, with approximately 98% of our employees based in Peru supporting manufacturing and supply-chain activities. We believe our employees and operating partners are critical to execution, product quality, and long-term growth, and we seek to foster a safe, respectful, and collaborative working environment across our operations.

At our Peru Facility, we must comply with applicable labor, employment, and workplace safety regulations and provide access to health, safety, and wellness resources consistent with local standards and practices. We emphasize workforce stability, training, and operational continuity and maintain relationships with local partners and service providers to support our manufacturing and logistics activities.

We consider employee health and safety to be core operational priorities and maintain policies and procedures designed to promote safe working conditions at our manufacturing facility. Supporting employees and partners through responsible employment practices and operational discipline contributes to product quality, supply-chain reliability, and long-term business performance.

Corporate Sustainability and Social Responsibility

We are committed to responsible operational and sourcing practices as integral components of our operations. The proprietary dehydration technology promotes efficient use of agricultural produce, reduced food waste, and lower energy consumption while preserving key product attributes. Our manufacturing facility in Pisco, Peru is strategically located within regions that support agricultural production, enabling efficient sourcing and fostering relationships with local agricultural communities.

Government Regulation

Our operations are subject to regulation by U.S. federal, state, and local authorities, as well as foreign regulatory agencies in the jurisdictions in which we operate. In the United States, we are regulated by the Food and Drug Administration (“FDA”) under the Federal Food, Drug, and Cosmetic Act, as amended by the Food Safety Modernization Act (“FSMA”), which governs the manufacturing, processing, packaging, labeling, storage, and safety of food products, including imported foods.

FSMA emphasizes preventive food safety controls and enhanced oversight of foreign food facilities supplying the U.S. market. We maintain food safety and quality systems designed to comply with applicable FDA and FSMA requirements and monitors regulatory developments to support continued compliance.

Our products are also subject to regulation by the United States Department of Agriculture (“USDA”) and U.S. Customs and Border Protection in connection with the importation of agricultural and food products into the United States. In addition, our manufacturing operations in Peru are subject to applicable local laws and regulations governing food production, labor, tax, and export requirements.

We believe we are in material compliance with applicable food safety, labeling, and import regulations; however, changes in regulatory requirements, enforcement practices, or trade policies could affect operating costs, supply-chain execution, or administrative complexity.

Principal Executive Offices

Our principal executive offices are located at 205 SE Davis Ave., Suite C, Bend, Oregon 97702. Our telephone number is (844) 263-6637.

Employees

As of December 31, 2025, we had approximately 314 full-time employees, including 308 employees in Peru. Our employees are not represented by labor unions. We consider our relationship with our employees to be positive.

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the risks described below, together with the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. If any of the risks described below occur, our business, financial condition, results of operations, cash flows, and prospects could be materially and adversely affected. The trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Operating History, Financial Position, and Capital Structure

We have incurred losses and negative cash flows since inception, and we may not achieve or sustain profitability.

We have incurred losses since inception. During the years ended December 31, 2025 and 2024, we incurred net losses of $6,124,672 and $4,751,516, respectively. There can be no assurance that we will not continue to incur net losses in the future. Our ability to achieve profitability depends on our ability to scale production, expand distribution, manage customer concentration, control input, labor, and logistics costs, improve manufacturing utilization and yields, and grow gross profit at a rate sufficient to cover operating expenses and public company costs. If we are unable to execute successfully on these objectives, we may continue to incur losses and negative cash flows, which could materially adversely affect our business, financial condition, and results of operations.

Our financial statements include an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

Our audited consolidated financial statements include an explanatory paragraph from our independent registered public accounting firm expressing substantial doubt about our ability to continue as a going concern. This condition may adversely affect our ability to raise capital, negotiate favorable terms with customers and suppliers, retain employees, and execute our growth strategy. If our operating performance does not improve or we are unable to obtain additional liquidity when needed, we may be required to delay or reduce investments, scale back operations, or pursue financing or strategic alternatives on unfavorable terms, which could materially adversely affect our business.

We may require additional capital to fund operations and growth, and financing may not be available on acceptable terms or at all.

Our operating model requires significant working capital to support raw material sourcing, inventory, international transit times, and customer program requirements. We may need to raise additional capital through equity, debt, or other financings to fund operations, expand manufacturing capacity, or support growth initiatives. Financing may not be available when needed, or may be available only on unfavorable terms, including dilution to existing stockholders, restrictive covenants, increased leverage, or security interests in our assets. Any inability to obtain sufficient financing could materially adversely affect our liquidity, operations, and growth prospects.

Our current growth may not be indicative of our future growth, and our limited operating history may make it difficult to assess our future viability.

We expect that as our revenue increases, our revenue growth rate will decline. We also believe that growth of our revenue depends on several factors, including our ability to:

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

Our indebtedness may adversely affect our financial condition and limit our operational and financial flexibility.

Our indebtedness and related security interests may limit our ability to incur additional debt, fund working capital needs, or pursue strategic opportunities. If we are unable to generate sufficient cash flow to service our obligations, we may be required to refinance, raise additional capital, or pursue other alternatives, which may not be available on favorable terms or at all.

Failure to maintain compliance with Nasdaq listing requirements could adversely affect the liquidity and market price of our common stock.

We have previously been subject to Nasdaq compliance matters, including monitoring related to stockholders’ equity and other continued listing requirements. If we fail to maintain compliance with applicable listing standards, we could be subject to delisting, which could reduce liquidity, limit access to capital markets, increase stock price volatility, and materially adversely affect the market price of our common stock.

The market price of our common stock may be volatile and subject to significant fluctuations, which could result in losses for investors.

The trading price of our common stock may fluctuate significantly due to factors including operating results, customer concentration, liquidity constraints, financing activities, market conditions, and investor perceptions of growth-stage companies. These fluctuations may be unrelated to our actual operating performance and could result in losses for investors.

Our ability to access the capital markets and the issuance of additional securities could dilute existing stockholders and adversely affect the market price of our common stock.

We may continue to rely on the capital markets to fund operations, support growth initiatives, and strengthen our balance sheet. To raise capital, we may issue additional shares of common stock, preferred stock, warrants, options, convertible securities, or other equity-linked instruments. The issuance of additional securities, or the potential for such issuances, could result in substantial dilution to existing stockholders and could adversely affect the market price of our common stock.

Our capital structure includes outstanding warrants, stock options, and convertible notes. The exercise or conversion of these securities could further dilute stockholders and increase the supply of shares available for sale in the public market, which could put downward pressure on our stock price. In addition, the perception that we may issue additional equity securities in the future could adversely affect the trading price of our common stock.

Access to capital markets may be limited by market conditions, our operating performance, liquidity, stock price volatility, and compliance with applicable listing requirements. If we are unable to raise capital on acceptable terms when needed, we may be required to delay or reduce investments, curtail operations, or pursue alternative financing arrangements that may be more costly or restrictive.

Because our common stock may have limited trading volume and analyst coverage, issuances of additional securities or significant sales of shares by existing stockholders could result in increased price volatility and adversely affect investor confidence. If we are unable to effectively manage our capital structure or access the capital markets on favorable terms, our business, financial condition, and growth prospects could be materially adversely affected.

Risks Related to Our Emerging Growth Company and Smaller Reporting Company Status

Because we are an emerging growth company and a smaller reporting company, our disclosures may be less comprehensive than those of other public companies.

We are an emerging growth company (“EGC”) and a smaller reporting company (“SRC”) and take advantage of certain reduced reporting, disclosure, and governance requirements, including exemptions from auditor attestation of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, reduced executive compensation disclosure, and extended transition periods for new accounting standards. As a result, investors may find our common stock less attractive, which could result in reduced trading activity and increased stock price volatility.

Risks Related to Internal Controls and Financial Reporting

If we fail to maintain effective internal control over financial reporting, our ability to produce accurate financial statements could be impaired.

As a public company, we are required to maintain effective internal control over financial reporting. Our operations involve complex manufacturing, inventory, cost accounting, and cross-border transactions. As we scale our business, our systems, processes, and personnel may not keep pace with growth. We may identify control deficiencies or material weaknesses, which could result in errors in our financial statements, restatements, delayed reporting, or loss of investor confidence, any of which could materially adversely affect our business and stock price.

Risks Related to Customers, Distribution, and Market Demand

A substantial portion of our net sales is derived from a limited number of customers.

A significant portion of our net sales and accounts receivable is derived from a limited number of large retail customers. As a result, our operating results, cash flows, and working capital depend on the purchasing decisions, financial condition, and payment practices of these customers. Reductions in purchase volumes, changes in pricing or promotional terms, increased chargebacks, payment delays, or the loss of a significant customer could materially adversely affect our net sales, margins, liquidity, and manufacturing utilization.

We generally do not have long-term purchase commitments from customers, and demand forecasting is difficult.

Customer purchases are typically made through purchase orders and program-based arrangements rather than long-term volume commitments. Customers may reduce, delay, or cancel orders with limited notice, contributing to revenue volatility and increasing the difficulty of forecasting demand, planning production, and managing inventory.

The consumer-packaged foods industry is highly competitive, and we may be unable to compete effectively.

We compete with large, branded food companies, emerging snack brands, and private-label manufacturers that have significantly greater financial, marketing, and distribution resources. Competitive pricing, promotional activity, and shifts in retailer category strategies could pressure our margins and limit our ability to grow.

Changes in consumer preferences or retailer category strategies could reduce demand for our products.

Consumer tastes and retailer merchandising priorities can shift rapidly. If demand for clean-label, fruit- and vegetable-based snacks declines, if retailers reduce shelf space, or if competing products gain preference, our net sales and operating results could be adversely affected.

Risks Related to Manufacturing, Supply Chain, Agricultural Inputs, and Seasonality

Our manufacturing operations are concentrated in a single facility in Peru, and any disruption could materially adversely affect our business, results of operations, and financial condition.

All of our production is conducted at our manufacturing facility in Pisco, Peru, which commenced operations in December 2024. As a result, our ability to meet customer demand, maintain service levels, and generate revenue depends substantially on the continued operation of this facility. Any disruption—including equipment failure, utilities interruptions, labor disruptions, facility damage, supply interruptions, natural disasters, public health events, or regulatory or governmental actions—could impair production, delay shipments, increase costs, and harm customer relationships.

Because we do not currently have redundant manufacturing capacity, any prolonged disruption could require us to reduce or suspend production. Replacing, repairing, or relocating production on a timely or cost-effective basis may not be feasible and could require significant capital investment, management attention, and time. In addition, disruptions could result in inventory shortages, lost sales, penalties or chargebacks, increased logistics costs, and reduced manufacturing utilization, which could materially adversely affect margins, cash flows, and working capital.

We are exposed to risks associated with operating in Peru.

Operating in Peru exposes us to risks related to political, economic, regulatory, labor, tax, infrastructure, and currency conditions. Changes in laws or regulations, labor disruptions, tax enforcement actions, currency controls, inflation, or political instability could increase costs, disrupt operations, or impair our ability to repatriate cash, any of which could materially adversely affect our business.

Foreign currency fluctuations could adversely affect our results of operations.

A significant portion of our costs are denominated in Peruvian soles, while substantially all of our revenues are denominated in U.S. dollars. Fluctuations in exchange rates could increase our costs, reduce margins, and adversely affect our financial results. We do not currently hedge foreign currency risk.

If we are unable to effectively manage growth and scale our systems and controls, our business and reporting could be adversely affected.

Scaling a manufacturing-led, cross-border operating model places significant demands on our organizational, operational, and financial infrastructure. If our systems, personnel, processes, and internal controls do not keep pace with growth—particularly in areas such as inventory, cost accounting, logistics, and revenue processes—we could experience operational disruptions, increased costs, delays in reporting, or reduced investor confidence.

Achieving efficient manufacturing utilization and throughput is important to our margins, and failure to do so could adversely affect profitability.

Our cost structure includes fixed and semi-fixed costs. If demand, uptime, yields, or production efficiency do not meet expectations, we may experience margin pressure, excess inventory, inventory write-downs, or increased per-unit costs.

Agricultural supply, environmental conditions, and commodity volatility could adversely affect our costs, production, and margins.

Our operating scale and sourcing flexibility are more limited than those of larger competitors, which may increase our exposure to agricultural and environmental risks. Our production depends on the availability, quality, and cost of agricultural raw materials, which are subject to volatility driven by weather conditions, climate variability, temperature extremes, drought, flooding, crop disease, and other environmental factors. Adverse growing conditions could reduce crop yields, affect raw material quality, disrupt harvest cycles, and increase input costs, which could negatively affect production volumes, gross margins, and operating results.

Water availability is also a critical factor in agricultural production and food processing. Changes in water access, drought conditions, water use restrictions, or increased competition for water resources in regions where our raw materials are sourced or where our manufacturing facility operates could disrupt supply, increase costs, or require operational adjustments.

In addition, evolving environmental; sustainability; and environmental, social and governance related expectations from regulators, customers, and investors may increase our reporting obligations, compliance costs, and operational complexity. We may be required to provide additional disclosures regarding environmental impact, sourcing practices, emissions, or sustainability metrics, which may require investments in systems, processes, and data collection. Failure to meet evolving expectations could adversely affect our reputation, customer relationships, and access to capital.

Our products and marketing may also be subject to scrutiny related to sustainability, environmental, or product claims. Regulatory agencies, competitors, consumer groups, or plaintiffs may challenge the accuracy or substantiation of claims related to sourcing, environmental impact, or sustainability practices. Such challenges could result in litigation, regulatory actions, increased compliance costs, reputational harm, or changes to our labeling or marketing practices.

If agricultural supply conditions deteriorate, commodity price volatility persists, environmental factors worsen, or sustainability-related requirements increase, and we are unable to effectively manage these risks, our production, margins, financial condition, and results of operations could be materially adversely affected.

Seasonality in harvest cycles and consumer demand may cause quarterly results to fluctuate and increase working capital requirements.

Our operating model is influenced by harvest timing for certain raw materials and seasonal shifts in consumer demand and retailer purchasing patterns. If we are unable to align production and inventory planning with harvest availability and customer ordering cycles—particularly when building shelf-stable inventory for later demand—our service levels, working capital needs, and margins could be adversely affected.

Inventory management challenges, product shelf-life limitations, and potential obsolescence could adversely affect our margins, cash flows, and operating results.

Our business requires us to maintain significant levels of inventory, including raw materials, work-in-process, and finished goods, to support customer programs, international transit times, and production planning. Although our products are shelf-stable, they have finite shelf lives and are subject to quality, freshness, and specification requirements imposed by customers and regulators. Inaccurate demand forecasting, changes in customer purchasing patterns, program delays, order cancellations, or shifts in retailer promotional strategies could result in excess, slow-moving, or obsolete inventory.

Inventory levels may also increase as a result of operational disruptions, manufacturing inefficiencies, changes in production yields, or efforts to build inventory in advance of anticipated demand or harvest availability. Excess inventory may require markdowns, write-downs, or disposal, which could adversely affect gross margins, operating results, and cash flows. In addition, inventory that approaches the end of its usable shelf life may be subject to customer rejection, reduced pricing, or increased handling and logistics costs.

Our cross-border manufacturing and distribution model further increases inventory risk due to extended production lead times, international shipping durations, customs clearance processes, and limited ability to rapidly redeploy or rework finished goods. Once inventory is produced and shipped, our ability to adjust volumes in response to demand changes is constrained, increasing the risk of excess or obsolete inventory.

If we are unable to accurately forecast demand, align production with customer requirements, or effectively manage inventory levels and shelf life, we may experience increased inventory write-downs, reduced manufacturing utilization, margin compression, and higher working capital requirements, any of which could materially adversely affect our business, financial condition, and results of operations.

Our insurance coverage may be insufficient to cover all potential losses, which could materially adversely affect our business and financial condition.

We maintain insurance coverage for certain risks associated with our business, including property damage, business interruption, product liability, general liability, workers’ compensation, and other customary coverages. However, our insurance policies are subject to deductibles, coverage limits, exclusions, and other terms that may not fully cover all potential losses. In addition, certain risks, including some types of natural disasters, cyber incidents, supply chain disruptions, regulatory actions, or catastrophic events, may be uninsurable or economically impractical to insure.

Our manufacturing operations are concentrated in a single facility in Peru, which increases our exposure to property damage, business interruption, and operational disruption risks. If a significant event were to damage our facility, disrupt operations, or result in product liability or other claims, our insurance coverage may not be sufficient to fully compensate us for the associated losses, lost revenue, remediation costs, or liabilities. Furthermore, insurance coverage may not continue to be available on commercially reasonable terms, and premiums may increase over time.

If we incur losses that are not adequately covered by insurance, or if insurance becomes unavailable or prohibitively expensive, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

Tariffs imposed on the importation of our products into the United States would increase the cost of our products and could result in decreased demand for our products.

Our operations and financial results may be adversely impacted by changes in trade policies, including the imposition of tariffs, import/export restrictions, or other trade barriers. We are subject to tariffs, customs duties, and other trade-related costs. If the U.S. or other governments impose new or increased tariffs on goods imported from Peru or other countries where we manufacture our products, it could increase our production costs, reduce our profit margins, and lead to higher prices for consumers, potentially affecting demand for our products. Although tariffs imposed by the Trump administration were recently struck down by U.S. Supreme Court, there can be no assurance that other tariffs may be legally imposed in the future that will have a material adverse effect on our operations.

International logistics and customs processes could increase costs and disrupt service levels.

We export products from Peru to the United States. Freight availability, fuel costs, port congestion, transit delays, and customs clearance requirements may increase costs or delay deliveries, which could adversely affect operating results and customer relationships.

Our reliance on a limited number of key suppliers and service providers exposes us to supply chain concentration risk that could disrupt operations and adversely affect our business.

Our operations rely on a limited number of key suppliers, manufacturers of specialized equipment, packaging providers, agricultural input suppliers, logistics partners, and other service providers. In certain cases, we may depend on single-source or limited-source vendors for critical inputs, components, or services, including materials necessary for production and distribution.

If any of these suppliers or service providers experience financial distress, operational disruptions, capacity constraints, quality failures, labor shortages, cybersecurity incidents, transportation delays, or other adverse events, we may be unable to obtain sufficient materials or services on a timely or cost-effective basis. Because we may have limited bargaining power, alternative sources may not be readily available, may require significant time and cost to qualify, or may be available only on less favorable terms, which could increase costs and disrupt production or fulfillment.

Our relatively limited scale may also make us more vulnerable to supplier concentration risks, including reduced leverage in pricing negotiations, longer lead times, and greater sensitivity to vendor disruptions. If we are unable to maintain reliable supply chain relationships, manage vendor risks, or secure alternative sources when needed, our production, margins, customer relationships, and operating results could be materially adversely affected.

We rely on third-party service providers for key operational functions, and disruptions or failures by these providers could materially adversely affect our business and results of operations.

Our operations depend on third-party logistics, transportation, information technology, and service providers, and disruptions or failures by these providers could adversely affect our operations and financial results.

Inflation and cost pressures could increase operating expenses and adversely affect our margins and profitability.

Our operating results are sensitive to inflationary pressures affecting labor, transportation, raw materials, utilities, packaging, and other operating inputs. Inflation in Peru, where our manufacturing operations are located, could increase wages, benefits, and other labor-related costs, particularly in a competitive labor market. Labor cost increases, including wage inflation, workforce shortages, or changes in labor regulations, could raise our cost structure and reduce operating efficiency.

We are also exposed to fluctuations in freight and logistics costs, including ocean freight, inland transportation, fuel, and port-related expenses. Freight inflation, shipping delays, capacity constraints, or changes in global trade dynamics could increase distribution costs and reduce margins.

In addition, the cost and availability of agricultural raw materials and other commodities are subject to volatility driven by weather patterns, climate variability, supply disruptions, energy prices, and global market conditions. Increases in input costs may not be fully recoverable through pricing actions, particularly in a competitive retail environment, which could result in margin compression.

If inflationary pressures persist or intensify, and we are unable to effectively manage costs, improve operating efficiencies, or adjust pricing, our gross margins, operating results, cash flows, and financial condition could be materially adversely affected.

Political, economic, and social conditions in Peru could adversely affect our operations, costs, and financial results.

Our manufacturing operations are located in Peru, and a significant portion of our assets, employees, and operating activities are concentrated in that country. As a result, our business is subject to political, economic, and social risks specific to Peru that are beyond our control. These risks include changes in government leadership or policy, political instability, civil unrest, labor strikes, changes in labor laws or enforcement practices, tax or customs policy changes, currency controls, inflationary pressures, and disruptions to local infrastructure or public services.

Peru has experienced periods of political uncertainty and social unrest, which have, at times, disrupted transportation networks, ports, utilities, and supply chains. Such events could interfere with our ability to operate our manufacturing facility, source raw materials, transport finished goods, or export products to the United States, resulting in production delays, increased costs, or lost sales.

Economic conditions in Peru, including inflation, changes in interest rates, fluctuations in foreign exchange rates, or restrictions on the movement of capital, could increase operating costs or limit our ability to repatriate cash. In addition, changes in tax laws, customs duties, regulatory interpretations, or enforcement practices by Peruvian authorities could increase our compliance obligations, result in disputes, or adversely affect our financial results.

If political, economic, or social conditions in Peru deteriorate, or if we are unable to effectively manage the risks associated with operating in a foreign jurisdiction, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

Changes in tax laws, cross-border tax matters, or adverse tax determinations in the United States or Peru could materially adversely affect our financial condition and results of operations.

We are subject to taxation in the United States and Peru, and our tax obligations are affected by the application and interpretation of complex and evolving tax laws and regulations in both jurisdictions. Changes in tax laws, tax rates, regulations, or administrative practices in either country could increase our tax liabilities, reduce our after-tax earnings, or require changes to our business structure or operations.

Our cross-border operations involve intercompany transactions, transfer pricing arrangements, and the allocation of income and expenses between jurisdictions. Tax authorities in the United States or Peru may challenge our transfer pricing positions, intercompany pricing methodologies, or the characterization of transactions, which could result in additional taxes, interest, penalties, or disputes. Such determinations could increase our effective tax rate and adversely affect our financial results.

We are also subject to indirect taxes, including value-added taxes, customs duties, and other transaction-based taxes in Peru, as well as United States federal and state income taxes. Changes in the administration, enforcement, or interpretation of these taxes, including customs valuation or import/export rules, could increase compliance costs or tax liabilities.

In addition, we may be subject to tax examinations or audits by United States or Peruvian tax authorities. The outcomes of such audits are uncertain and could result in assessments of additional taxes, interest, and penalties. Our ability to utilize net operating losses or other tax attributes may also be limited by future changes in tax law, ownership changes, or our operating performance.

If tax authorities successfully challenge our tax positions, or if tax laws or enforcement practices change in ways that increase our tax burden, our financial condition, results of operations, and cash flows could be materially adversely affected.

Risks Related to Food Safety, Product Liability, and Regulation

We are subject to extensive food safety, labeling, and product regulations, and noncompliance or quality failures could result in recalls, import holds, enforcement actions, or reputational harm.

Our products are subject to United States and foreign food safety and labeling requirements, including regulation by the U.S. Food and Drug Administration and the Food Safety Modernization Act as it applies to imported foods. Failure to comply with applicable requirements, actual or alleged contamination, labeling errors, or other product quality issues could result in product recalls, market withdrawals, import holds, fines, litigation, increased costs, and reputational harm, any of which could adversely affect our business and operating results.

In addition, regulatory requirements governing ingredient disclosures, product claims, certifications, and labeling—including evolving interpretations of terms such as “natural,” “organic,” or similar claims—may change or be subject to increased enforcement or litigation. Adverse publicity or legal challenges related to labeling or marketing claims could reduce consumer confidence, increase compliance costs, and negatively impact demand for our products.

We may be subject to product liability claims and recall.

Product contamination, spoilage, or consumer injury claims could expose us to product liability litigation, even if the claims are unfounded. Our insurance coverage may be insufficient to cover all potential liabilities, and product liability claims could materially adversely affect our business, financial condition, and reputation.

Our operations are subject to regulation in multiple jurisdictions, and regulatory changes or increased enforcement could increase costs or disrupt operations.

Our business is subject to regulation by governmental authorities in the United States and Peru, including laws related to food safety, labor, environmental practices, tax, and customs. Changes in regulatory requirements, interpretations, or enforcement practices—particularly those affecting imported foods or foreign manufacturing—could require operational changes, delay shipments, increase compliance costs, or result in enforcement actions that could materially adversely affect our business and results of operations.

Evolving environmental, labor, and sustainability regulations may increase compliance costs and operational complexity.

We are subject to environmental, labor, food safety, and employment laws and regulations in the jurisdictions in which we operate. These requirements may become more stringent over time, including increased reporting, compliance, or operational obligations related to sustainability, environmental impact, and workforce practices. Compliance with current or future regulations could increase costs, require changes to operations, or limit our ability to source materials or operate facilities as currently structured.

Risks Related to Licensed Technology and Intellectual Property

Our business depends on licensed dehydration technology, and limitations, disputes, or loss of exclusivity could materially harm our business.

Our business depends on licensed technology from EnWave Corporation, (“Enwave”), and changes to, loss of, or limitations under this license could materially adversely affect our operations and competitive position. Our production relies on proprietary vacuum-microwave dehydration technology licensed from EnWave. Because we do not own the underlying patents or core technology, our ability to manufacture certain products depends on our continued rights under the license and our compliance with its terms.

Under the license, we are required to pay ongoing royalties and satisfy contractual obligations, including certain commercial and operational requirements, to maintain our rights and, in some cases, product or territorial exclusivity. Royalty obligations and minimum or exclusivity-related payments may increase over time or become more burdensome under changing operating conditions. The license contains termination and default provisions, including for non-payment, insolvency, or breach of contractual obligations. If the license were terminated or our exclusivity rights were reduced, we could lose the ability to manufacture certain products using EnWave technology, which could materially adversely affect our business and growth strategy.

EnWave retains ownership and control of the underlying technology and certain rights related to the equipment and its operation, and our dependence on a third party for core production technology exposes us to risks related to technology availability, support, and continued cooperation. In addition, EnWave may grant licenses to other companies, including competitors, which could reduce our technological differentiation and increase competitive pressure.

Technological advancements or the development of alternative processing technologies could reduce the competitiveness or commercial value of the licensed technology over time. If royalty obligations increase, exclusivity is reduced, competing licenses are granted, the technology becomes less competitive, or the license is terminated, our business, financial condition, and results of operations could be materially adversely affected.

We may be unable to adequately protect our intellectual property and proprietary know-how.

Our competitive position depends on a combination of licensed rights, patents, trademarks, and trade secrets. Third parties may challenge patent validity, develop alternative technologies, or misappropriate proprietary know-how. Enforcement efforts may be costly and could divert management attention.

Risks Related to Information Systems and Cybersecurity

Disruptions to our information technology systems or cybersecurity incidents could harm operations, financial reporting, and our business.

We rely on information technology systems and third-party service providers to support key business functions, including production planning, inventory management, logistics coordination, order processing, financial reporting, and communications. Cybersecurity incidents—including ransomware attacks, malware infections, phishing, unauthorized access, denial-of-service attacks, and other cyber intrusions—could compromise our systems or data, disrupt operations, and adversely affect our business.

A successful ransomware or similar attack could result in the encryption or loss of critical data, operational downtime, supply chain disruptions, delays in order fulfillment, and increased costs associated with remediation, system restoration, cybersecurity enhancements, and potential ransom payments. Because our manufacturing, logistics, and reporting processes depend on system availability and data integrity, a cybersecurity incident could result in partial or complete operational shutdown, delays in production or shipments, and inability to process transactions or prepare financial information on a timely basis.

We also depend on third-party service providers, including cloud-based platforms, logistics and supply chain partners, and other vendors that process, store, or transmit sensitive operational and financial data. A cybersecurity breach affecting our suppliers, service providers, or other participants in our supply chain could expose us to data loss, operational disruption, contractual liabilities, or reputational harm, even if our own systems are not directly compromised.

Cybersecurity incidents could also result in theft, loss, or unauthorized disclosure of confidential business information, financial data, or personal information, which could expose us to litigation, regulatory investigations, penalties, and remediation costs. In addition, a significant cybersecurity incident could impair our ability to maintain effective internal control over financial reporting, delay required filings with the Securities and Exchange Commission, require public disclosure of material incidents, and harm investor confidence.

While we maintain cybersecurity controls and business continuity measures, these protections may not be sufficient to prevent or fully mitigate cybersecurity risks. The occurrence of a cybersecurity incident could materially adversely affect our operations, financial condition, results of operations, and reputation.

Risks Related to Personnel and Business Continuity

Our success depends on a limited number of key personnel, and we may have difficulty attracting and retaining qualified employees.

Our business depends on executive leadership and skilled operational, technical, and commercial personnel to scale manufacturing, manage customer relationships, maintain compliance, and satisfy public company reporting requirements. The loss of key personnel or inability to recruit and retain qualified employees could disrupt execution and adversely affect operating results.

Our Chief Financial Officer is not a full-time employee.

John Dalfonsi, our Chief Financial Officer, is not a full-time employee of the Company and is simultaneously serving other interests. There can be no assurance that we will be able to successfully manage our finance and accounting matters without a full-time Chief Financial Officer.

Labor availability, wage inflation, or workplace safety incidents could increase costs and disrupt operations.

Our manufacturing operations depend on a stable workforce and safe working conditions. Labor shortages, turnover, wage inflation, or safety incidents could reduce productivity, increase costs, and disrupt production. Changes in labor laws or enforcement practices could increase compliance burdens and operating costs.

Risks Related to Corporate Governance

Our governing documents designate Nevada courts as the exclusive forum for certain stockholder actions.

Our governing documents designate Nevada courts as the exclusive forum for certain stockholder actions, which may limit stockholders’ ability to obtain a favorable judicial forum and could discourage litigation, potentially adversely affecting stockholders’ rights.

Risks Related to Legal Proceedings and Compliance

We may be subject to litigation, regulatory proceedings, and other legal matters that could materially adversely affect our business, financial condition, and results of operations.

From time to time, we may become involved in legal proceedings, claims, and regulatory matters arising in the ordinary course of business. These may include, among others, commercial disputes, contract claims, intellectual property matters, employment and labor claims, product liability claims, consumer protection actions, regulatory or governmental investigations, and other proceedings.

Litigation and regulatory matters can be costly, time-consuming, and disruptive to our operations and may divert the attention of management and other personnel. Even when claims lack merit, the costs associated with defending or resolving such matters can be significant. Adverse outcomes, including judgments, settlements, fines, penalties, or injunctions, could materially adversely affect our financial condition, results of operations, cash flows, and reputation.

In addition, legal proceedings may result in substantial damages, increased insurance premiums, loss of intellectual property rights, changes to our business practices, or other unfavorable outcomes. We may also be subject to claims arising from customer disputes, supplier relationships, technology licensing arrangements, or cross-border operations, including matters subject to foreign jurisdictions, which may increase the complexity, cost, and uncertainty of such proceedings.

Our insurance coverage may not be sufficient to cover all potential losses associated with legal claims, and some types of claims may not be covered by insurance at all. If we are required to record significant legal expenses, damages, or settlement costs, our business, financial condition, and results of operations could be materially adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We periodically assess risks from cybersecurity threats and monitor our information systems for potential vulnerabilities. Our information technology environment is relatively limited and consists primarily of standard, commercially available software and cloud-based platforms, including tools used for financial reporting, communications, and general business operations. Despite the limited scale of our systems, we face cybersecurity risks common to most organizations, including unauthorized access, ransomware, phishing, and other cyber incidents.

Our processes for assessing, identifying, and managing cybersecurity risks are managed by our management team and are integrated into our overall risk management activities. These processes include periodic evaluation of system access, use of security features provided by third-party software platforms, employee awareness, and monitoring for potential cybersecurity events. We also rely on third-party service providers for certain information technology and data processing functions and consider cybersecurity risks associated with these providers as part of our risk assessment.

To date, risks from cybersecurity threats have not materially affected our business strategy, results of operations, or financial condition. However, cybersecurity threats continue to evolve, and a future incident could result in operational disruption, data loss, increased costs, or impacts to financial reporting. We discuss how cybersecurity incidents could materially affect us in Item 1A, “Risk Factors.”

Governance

Cybersecurity risk management is overseen by our management team, including personnel responsible for finance, operations, and information systems. Management is responsible for monitoring cybersecurity risks, evaluating potential incidents, and determining whether disclosure or other actions are required.

Our Board of Directors oversees our overall risk management processes, including cybersecurity risk. To the extent applicable, the Board receives updates from management regarding material risks, including cybersecurity matters, as appropriate. Cybersecurity is considered as part of the Board’s broader oversight of business risk rather than through a separate committee or dedicated cybersecurity function.

ITEM 2. PROPERTIES

Our principal executive office is located at 205 SE Davis Ave., Suite C, Bend, Oregon 97702. We do not maintain a dedicated office at this location and do not own or lease office or other physical facilities in the United States. Our U.S.-based employees work remotely, and we utilize meeting and office space on an as-needed basis without long-term lease commitments.

We operate a manufacturing facility located in Pisco, Peru, which is used for the production of our products and is operated through our wholly owned subsidiary. The facility is currently leased and the lease includes a purchase option. In connection with the bankruptcy of the property owner, we acquired the first mortgage position on the facility. We believe this facility is suitable and adequate for our current operations and anticipated near-term needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in disputes, claims, or legal proceedings arising in the ordinary course of business, including commercial, contractual, employment, or other matters.

We are party to a lawsuit filed by our former Chief Financial Officer alleging wrongful termination. The complaint was filed on June 25, 2025, in the Superior Court of the State of Washington in and for King County, and seeks damages and other relief. We believe the claims are without merit and intend to vigorously defend against the allegations. We are currently engaged in settlement discussions related to this matter. The ultimate outcome and timing of resolution remain uncertain.

Other than the matter described above, we are not currently a party to any material legal proceedings, and, to our knowledge, no material proceedings are pending or threatened against us, including by governmental or regulatory authorities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our common stock, $0.001 par value per share, began trading on the Nasdaq Capital Markets under the symbol “BOF” on June 16, 2023. The following table sets forth, for the fiscal quarters indicated, the high and low bid prices for our common stock, as reported on the Nasdaq Capital Markets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2025
First Quarter	$2.82	$1.53
Second Quarter	$2.61	$1.53
Third Quarter	$3.10	$2.02
Fourth Quarter	$3.66	$1.93

Fiscal Year Ended December 31, 2024
First Quarter	$3.60	$1.10
Second Quarter	$3.24	$0.68
Third Quarter	$4.11	$0.61
Fourth Quarter	$2.20	$1.31

Holders of Record

As of March 31, 2026, there were 14,582,416 shares of common stock outstanding held by approximately 25 holders of record (excluding beneficial holders in street name).

Dividend Policy

We have not declared or paid any cash dividends on our common stock since inception and do not anticipate paying dividends in the foreseeable future. We currently intend to retain any earnings to fund the development and growth of our business. The declaration and payment of future dividends, if any, will be at the discretion of our Board of Directors and will depend on our financial condition, operating results, capital requirements, contractual restrictions, applicable law, and other factors deemed relevant by the Board. There can be no assurance that we will pay dividends in the future.

Issuer Purchase of Equity Securities

We did not repurchase any shares of our common stock during the fiscal year ended December 31, 2025.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the Company’s results of operations, financial condition, liquidity, and cash flows for the fiscal years ended December 31, 2025 and 2024. The following discussion and analysis should be read in conjunction with the section entitled “Forward-Looking Statements” and the Company’s consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

This section contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Except for statements of historical fact, all statements regarding the Company’s expected future financial position, results of operations, cash flows, liquidity, business strategy, and plans and objectives of management are forward-looking statements. These statements are based on current expectations and assumptions that are subject to risks, uncertainties, and other factors, many of which are beyond the Company’s control, that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Readers are urged to carefully review and consider the disclosures set forth in this Annual Report on Form 10-K, including the risk factors and other cautionary statements, when evaluating these forward-looking statements.

Business Overview

BranchOut Food Inc. (collectively with its subsidiary, “BranchOut,” the “Company,” “we,” “us” or “our”), is a growth-stage consumer packaged foods company focused on developing, manufacturing, marketing, and distributing clean-label, plant-based dried fruit and vegetable snacks for retail and foodservice markets through BranchOut-branded products, private-label offerings, and ingredient sales. The Company operates a 50,000 square foot manufacturing facility in Pisco, Peru, (“Peru Facility”) where it produces finished goods using proprietary GentleDry™ technology licensed from EnWave Corporation. Our operating model is manufacturing-led and dependent on agricultural sourcing, production scale, and retail distribution.

Company Realignment

Beginning in April 2024, we initiated an organizational realignment to expand our manufacturing capabilities through the development and operation of the Peru Facility. This initiative represents a transition from reliance on third-party manufacturers to in-house production.

From April 2024 through December 31, 2025, we incurred aggregate costs of approximately $6.7 million related to this initiative, consisting of (i) approximately $5.1 million of facility start-up costs, including equipment purchases, facility build-out, and initial supplies, (ii) approximately $1.2 million of idle capacity costs associated with underutilization during the ramp-up period, and (iii) approximately $0.4 million of professional fees, legal fees, and travel costs. As of December 31, 2025, the Company has substantially completed the organizational realignment. We continue to expand distribution with large national retail customers while increasing production at our Peru Facility. Operations during the year reflected continued scale-up of manufacturing and commercial activities, with production operating below normalized utilization levels.

Current Operating Position

We are in a growth and scaling phase. Operating results continue to be influenced by production levels, manufacturing utilization, working capital requirements, and access to capital. Our operating results during the period reflect production operating below normalized utilization. We continue to operate with recurring losses and negative working capital, and liquidity management remains a key focus.

Key Considerations Going Forward

Our near-term operating performance will depend primarily on revenue growth, production scale, cost management, and capital availability. Management continues to focus on increasing production volumes, improving manufacturing efficiency, managing working capital, and supporting distribution expansion. While operating leverage may improve as production scales, we remain dependent on external financing to support operations and working capital requirements.

Strategic Focus

Our strategy is focused on executing a manufacturing-led growth model:

●	Revenue Growth: Expanding distribution of existing retail customers, developing new customer relationships, and introducing new products to support increased sales volumes.
●	Manufacturing Scale: Increasing utilization at the Peru Facility and improving production efficiency.
●	Margin Discipline: Managing logistics, production, and operating costs as production scales.
●	Liquidity Management: Maintaining access to capital and managing working capital to support operations during the scale-up phase.

2025 Compared to 2024

For the year ended December 31, 2025, net revenue increased to $13.7 million from $6.4 million in 2024, primarily driven by increased sales volumes to existing customers and new product introductions. Gross profit increased to $2.05 million from $0.8 million in the prior year, and gross margin improved to 14.8% from 12.2%. The improvement in gross margin reflects increased internal manufacturing, changes in product mix, and logistics efficiencies during the period.

Operating expenses increased to $7.4 million in 2025 from $4.7 million in 2024, reflecting expanded commercial activities, higher administrative costs associated with operating as a public company, and costs associated with scaling production at the Peru Facility. A portion of these expenses relates to production operating below normalized utilization levels. Operating loss increased to $5.4 million from $3.9 million in 2024. Net loss increased to $6.1 million from $4.8 million in the prior year; however, net loss as a percentage of revenue declined due to higher revenue and improved gross margin.

Cash used in operating activities increased during 2025 primarily as a result of higher operating losses and increased investment in working capital to support revenue growth.

Adjusted Gross Margin (Non-GAAP)

In addition to gross margin calculated in accordance with U.S. generally accepted accounting principles (“GAAP”), we use adjusted gross margin, a non-GAAP supplemental measure to evaluate underlying manufacturing performance. Non-GAAP adjusted gross margin excludes depreciation included in cost of goods sold, tariffs incurred under the International Emergency Economic Powers Act (“IEEPA”) during 2025, which were subsequently ruled unlawful by the U.S. Court of International Trade, and certain air freight costs incurred during the year ended December 31, 2025. Gross profit (GAAP) was $2.0 million versus adjusted gross profit (non-GAAP) of $3.8 million, and gross margin was 14.8% compared to adjusted gross margin of 27.8%.

Beginning in April 2024, we initiated an organizational realignment to transition from third-party manufacturing to in-house production at our Peru Facility. This transition required significant upfront investment in equipment and facility build-out, resulting in increased depreciation that is not yet aligned with production throughput.

Adjusted gross margin was higher than reported gross margin, reflecting the impact of this depreciation and air freight costs incurred to support customer-required timelines, primarily related to new product introductions. These air freight costs were driven by specific timing and fulfillment requirements and are not expected to recur at similar levels. Additionally, adjusted gross margin excludes the impact of a potential tariff refund of $348,752, which is treated as a gain contingency under ASC 450 and not recognized in the 2025 financial statements.

We believe adjusted gross margin provides additional visibility into the underlying unit economics of our manufacturing model during this scale-up phase. As the plant gains operating experience and throughput increases, we expect reported gross margin to improve as additional products achieve manufacturing efficiency. Currently, a limited number of products are produced at or near optimal manufacturing efficiency, while other products remain in earlier stages of production and optimization. New product introductions also begin at lower efficiency levels as they transition from development into scaled production and improve over time.

A reconciliation of gross profit (GAAP) to adjusted gross profit (non-GAAP), and the related gross margin measures, is presented below:

2025
Gross profit (GAAP)	$2,034,447
Depreciation included in cost of goods sold	414,518
Air freight related to customer fulfillment and production ramp	1,022,383
IEEPA tariffs incurred in 2025 (gain contingency)	348,752
Adjusted gross profit (non-GAAP)	3,820,100
Net revenue	$13,724,563
Gross margin (GAAP)	14.8%
Adjusted gross margin (non-GAAP)	27.8%

Operating Model and Margin Considerations

Our operating results are closely tied to production volume, facility utilization, product mix, and input costs. We began operating our Peru Facility in December 2024 and are continuing to scale production.

Our gross margin improvement reflects increased production volumes, improved throughput, and better manufacturing efficiency, including gains in uptime, yields, and production flow. As operations continue to scale and become more consistent, we expect further improvements in per-unit costs. Gross margin is also influenced by product mix across our BranchOut-branded, private-label, and industrial ingredient channels, as well as variability in agricultural raw materials, packaging, labor, and freight. In addition, the timing of raw material sourcing and reliance on spot market purchases, when required, can impact input costs.

During 2025, production levels remained below normalized capacity as we continued to ramp up operations. As a result, a portion of fixed manufacturing costs was not absorbed into inventory and was recognized as idle capacity expense within operating expenses, which impacted operating margin. As production volumes increase and utilization improves, we expect a greater portion of these costs to be absorbed into product costs and a corresponding reduction in idle capacity expense.

Operating expenses primarily reflect the cost of supporting our manufacturing platform and growth, including facility-related overhead, distribution expansion, and public company requirements. As the business scales, we expect operating expenses to be more effectively leveraged relative to revenue.

Financial Position and Operating Scale

We are in a growth and scale-up phase. Future operating performance will depend on revenue growth, production levels, cost management, and working capital requirements. While gross margin improved during 2025, we continue to operate at a net loss and have negative working capital. Future results will depend on our ability to increase production volumes, manage operating expenses, and maintain access to capital.

Results of Operations for the Years Ended December 31, 2025 and 2024

The following table summarizes selected items from the statement of operations for the years ended December 31, 2025 and 2024, respectively.

	Years Ended
	December 31,		Increase /
	2025	2024	(Decrease)

Net revenue	$13,724,563	$6,434,514	$7,290,049
Cost of goods sold	11,690,116	5,652,717	6,037,399
Gross profit	2,034,447	781,797	1,252,650
Gross margin	14.8%	12.2%

Operating expenses:
General and administrative	3,485,195	1,100,045	2,385,150
Salaries and wages	1,622,567	1,604,200	18,367
Professional services	1,142,512	1,291,141	(148,629)
Shipping and handling	632,989	459,089	173,900
Advertising and promotions	514,661	229,763	284,898
Total operating expenses	7,397,924	4,684,238	2,713,686

Operating loss	(5,363,477)	(3,902,441)	(1,461,036)
Operating margin	(39.1)%	(60.6)%

Other income (expense):
Interest income	19,400	14,156	5,244
Interest expense	(780,595)	(863,231)	82,636
Total other income (expense)	(761,195)	(849,075)	87,880

Net loss	$(6,124,672)	$(4,751,516)	$(1,373,156)
Net margin
	(44.6)%	(73.8)%

Net Revenue

Our net revenue for the year ended December 31, 2025 was $13,724,563, compared to $6,434,514 for the year ended December 31, 2024, an increase of $7,290,049, or 113%. The increase in revenue was primarily due to higher sales to our largest customers, driven by increased volumes and new product releases. Our revenue may fluctuate due to the seasonal nature of raw material harvest cycles and variability in the timing and size of customer orders.

In 2025, revenue more than doubled while gross margin improved as production efficiency increased and the business continued to scale. The Peru Facility is not yet operating at normalized utilization, and current margins still reflect early-stage operating inefficiencies and the burden of fixed cost absorption.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the year ended December 31, 2025 was $11,690,116, compared to $5,652,717 for the year ended December 31, 2024, an increase of $6,037,399, or 107%. Cost of goods sold included $414,518 and $223,856 of depreciation related to the Peru Facility during the years ended December 31, 2025 and 2024, respectively. The increase in cost of goods sold was primarily due to higher sales volumes during the year.

Gross profit for the year ended December 31, 2025 was $2,034,447, or 14.8% of net revenue, compared to $781,797 or 12.2% of net revenue, for the year ended December 31, 2024. The increase in gross margin was mainly driven by cost savings from higher proportion of production at our manufacturing facility and the use of bulk shipping arrangements. Additionally, revenue increased at a faster rate than operating expenses, reflecting higher production and sales volumes.

Adjusted gross profit (non-GAAP) for the year ended December 31, 2025 was $3,820,100, or 27.8% of net revenue. Adjusted gross profit excludes depreciation included in cost of goods sold, certain air freight costs related to customer fulfillment and production ramp, and tariffs incurred under the International Emergency Economic Powers Act (“IEEPA”) during 2025, which were subsequently ruled unlawful by the U.S. Court of International Trade. The expected tariff refund is treated as a gain contingency under ASC 450 and was not recognized in the 2025 financial statements. We believe this measure provides additional insight into underlying manufacturing performance by excluding items not indicative of normalized production costs.

Gross margins have not yet reached expected long-term levels, as the manufacturing facility operated below normalized utilization during the year and results continue to reflect the impact of fixed cost absorption. Gross margin may continue to be affected by changes in production volumes, input costs, and operating efficiency. The Company’s manufacturing operations include a meaningful fixed-cost component, and as production volumes increase, these costs are expected to be spread over a larger number of units, which may reduce unit production costs and improve margins.

General and Administrative Expense

General and administrative expense for the year ended December 31, 2025 was $3,485,195, compared to $1,100,045 for the year ended December 31, 2024, an increase of $2,385,150, or 217%. The increase was primarily related to higher operating activity and the expansion of our manufacturing and administrative infrastructure. The largest components of our general and administrative expenses are plant idle capacity, loan receivable impairment, research and development, rent, travel, sales commissions, and royalties as shown below.

	Year Ended December 31,
	2025	2024	Increase / (Decrease)	% Change

Idle capacity	$1,201,233	$-	$1,201,233	100%
Loan receivable impairment	$401,522	$-	$401,522	100%
Research and development	$269,994	$18,175	$251,819	1,386%
Rent	$208,416	$240,213	$(31,797)	(13)%
Travel	$233,777	$167,064	$66,713	40%
Sales Commissions	$373,905	$212,447	$161,458	76%
Royalties	$250,000	$41,673	$208,327	500%

Idle capacity expense increased during 2025 due to unallocated fixed overhead associated with operating our manufacturing facility below normal utilization levels. We began operations at our manufacturing facility in Pisco, Peru in December 2024, and idle capacity was not measured in 2024. Production during 2025 was below the Peru Facility’s expected long-term capacity. These costs primarily reflect operating the facility and supporting production capabilities ahead of full utilization, as well as investments to expand distribution. As production volumes increase, a greater portion of these fixed costs are expected to be absorbed into production.

Loan receivable impairment increased during 2025 to $401,522 consisting of a non-cash credit loss expense to fully reserve the Nanuva note receivable, driven by our decision to discontinue third-party manufacturing with Nanuva and the resulting uncertainty regarding repayment.

Research and development expense increased as we continued product development activities. Sales commissions increased in line with higher sales volumes. Rent expense decreased modestly compared to the prior year, while travel expense increased primarily due to higher business activity.

Salaries and Wages

Salaries and wages for the year ended December 31, 2025 were $1,622,567, compared to $1,604,200 for the year ended December 31, 2024, an increase of $18,367, or 1%. The relatively flat year-over-year change was primarily due to lower stock-based compensation expense compared to the prior year, largely offset by higher cash compensation associated with the commencement of operations at Peru Facility. While a substantial portion of Peru production labor is capitalized to inventory then expensed in cost of goods sold, non-capitalized Peru salaries and U.S.-based salaries both increased during 2025.

Professional Fees

Professional fees for the year ended December 31, 2025 were $1,142,512, compared to $1,291,141 for the year ended December 31, 2024, a decrease of $148,629, or 12%. The decrease was primarily attributable to lower stock-based compensation issued to third-party service providers during 2025 compared to the prior year, as well as a reduction in legal, accounting, and advisory costs associated with operating as a public company.

Shipping and Handling

Shipping and handling expense for the year ended December 31, 2025 was $632,989, compared to $459,089 for the year ended December 31, 2024, an increase of $173,900, or 38%. The increase was primarily attributable to higher sales volumes during the year. The rate of increase in shipping and handling expense was lower than the rate of revenue growth, primarily due to improved pricing associated with bulk shipping arrangements.

Advertising and Promotions

Advertising and promotions for the year ended December 31, 2025, was $514,661, compared to $229,763 for the year ended December 31, 2024, an increase of $284,898, or 124%. This increase is primarily due to expanded product distribution, entry into new retail locations, and the introduction of new products. These expenses include costs associated with in-store product demonstrations and sampling programs, as well as customer promotional support related to merchandising, marketing, and in-store product testing.

Other Income (Expense)

For the year ended December 31, 2025, other expense was $761,195, consisting of $780,595 of interest expense, partially offset by $19,400 of interest income. For the year ended December 31, 2024, other expense was $849,075, consisting of $863,231 of interest expense, partially offset by $14,156 of interest income. Other expense decreased by $87,880, or 10%, primarily due to lower interest expense following the repayment of certain debt financing during 2025.

Net loss

Net loss for the year ended December 31, 2025 was $6,124,672, compared to $4,751,516 for the year ended December 31, 2024, an increase of $1,373,156, or 29%. Despite the increase in net loss, net loss as a percentage of net revenue improved to 44.6% for 2025, compared to 73.8% for 2024, reflecting higher revenue and improved operating performance. The improvement in net loss margin was primarily driven by an improvement in negative operating margin, which improved to 39.1% of net revenue in 2025 from 60.6% in 2024.

The increase in net loss was primarily driven by continued investment in scaling production and operations at our manufacturing facility. Results for the period also reflect costs associated with operating the facility below normalized utilization as well as expanded commercial activities. Because our manufacturing model includes a significant fixed-cost component, operating results are sensitive to production volumes and sales growth, particularly during the early stages of scaling operations. Changes in production levels, operating efficiency, and sales volumes may continue to affect operating results in future periods.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital as of December 31, 2025 and 2024.

	December 31,	December 31,
	2025	2024
Current Assets	$5,684,907	$4,916,614

Current Liabilities	$6,269,147	$8,813,996

Working Capital	$(584,240)	$(3,897,382)

As of December 31, 2025, we had negative working capital of $584,240 compared to negative working capital of $3,897,382 as of December 31, 2024. The improvement in working capital was primarily driven by the repayment of certain notes payable to related parties and increases in current assets, including accounts receivable and inventory.

To date, our primary sources of capital have been cash generated from the sales of our products, common stock sales, and debt and equity financing. As of December 31, 2025, we had cash of $616,278, total liabilities of $8,887,985, and an accumulated deficit of $23,686,729. As of December 31, 2024, we had cash of $2,329,452, total liabilities of $10,514,292, and an accumulated deficit of $17,562,057.

Satisfaction of Cash Obligations for the Next 12 Months

Our ability to meet our cash requirements is dependent on our ability to increase sales volumes, improve operating cash flows, manage working capital, and, as needed, access additional capital. Based on our current operating plan, we expect that existing cash balances and cash generated from operations will not be sufficient to fund our operating requirements for at least the next twelve months, and we may need to obtain additional financing.

Historically, we have raised capital primarily through debt and convertible debt financings and the issuance of equity securities. Any additional financing may not be available when needed or may not be available on acceptable terms. In addition, any future financings may result in dilution to existing stockholders and may contain restrictive covenants that could limit our operating flexibility.

Subsequent Financing Activities

Subsequent to December 31, 2025, we entered into an at-the-market issuance sales agreement with Alexander Capital, L.P., under which sold shares of our common stock having an aggregate offering price of approximately $1.5 million.

On January 28, 2026, we borrowed $1.5 million from Kaufman Kapital LLC (“Kaufman Kapital”) pursuant to a senior secured promissory note that matures on January 28, 2027 and bears interest at 8% per annum. The obligations under the note are secured by a lien on substantially all of our assets under an existing security agreement. In addition, in January 2026, Kaufman Kapital converted $500,000 of principal outstanding under a 12% senior secured convertible promissory note into shares of common stock.

Going Concern

We have incurred net losses since our inception and we anticipate net losses and negative operating cash flows for the near future, and we may not be profitable or realize growth in the value of our assets. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date the consolidated financial statements are issued.

We are pursuing initiatives to increase revenues and is seeking additional sources of capital to fund operations. While these actions may improve our liquidity position, there can be no assurance that they will be sufficient to alleviate the substantial doubt regarding the our ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, including adjustments to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Cash Flow

The following table sets forth the primary sources and uses of cash for the periods presented below:

	Years Ended
	December 31,
	2025	2024
Net cash used in operating activities	$(6,999,712)	$(4,859,816)
Net cash used in investing activities	(747,043)	(2,822,561)
Net cash provided by financing activities	5,998,135	9,362,621
Effect of exchange rate changes on cash	35,446	(8,581)

Net increase (decrease) in cash	$(1,713,174)	$1,671,663

Net Cash Used in Operating Activities

Cash used in operating activities was $6,999,712 for the year ended December 31, 2025, compared to $4,859,816 for the year ended December 31, 2024, an increase of $2,139,896, or 44%. The increase in cash used in operating activities was primarily driven by higher operating losses and changes in working capital, including increases in accounts receivable, advances on inventory purchases, inventory, and prepaid expenses. These uses of cash were partially offset by non-cash charges, including depreciation, stock-based compensation, and amortization of debt discounts.

Net Cash Used in Investing Activities

Cash used in investing activities was $747,043 for the year ended December 31, 2025, compared to $2,822,561 for the year ended December 31, 2024, a decrease of $2,075,518, or 74%. The decrease in cash used in investing activities during 2025 primarily related to purchases of property and equipment, which were lower than the prior year as significant investments in Peru Facility occurred during 2024.

Net Cash Provided by Financing Activities

Cash provided by financing activities was $5,998,135 for the year ended December 31, 2025, compared to $9,362,621 for the year ended December 31, 2024, a decrease of $3,364,486, or 36%. The decrease in cash provided by financing activities during 2025 was primarily attributable to repayments of notes payable, including repayments to related parties, principal payments on finance lease obligations, and payment of deferred offering costs. The repayments were partially offset by proceeds from the issuance of common stock and proceeds from the exercise of warrants. In the prior year, financing activities were primarily driven by proceeds from convertible debt and equity financing.

Overall, cash used in operating activities increased primarily due to higher operating losses and increased investment in working capital investment as we scaled operations, while financing activities remained the primary source of liquidity.

Trends, Events, and Uncertainties

Our operating results, liquidity, and financial condition continue to be shaped by several key operating trends and structural characteristics of our business model that management believes are reasonably likely to have a material impact on future performance.

Scaling Production and Margin Progression

We began operating our Peru Facility in December 2024, transitioning from a third-party manufacturing model to in-house production. This shift is expected to improve margins over time through greater control over manufacturing processes and costs.

During 2025, production volumes remained below normalized capacity as we continued to ramp up operations. As a result, fixed manufacturing costs were not fully absorbed resulting in significant idle capacity expense, which impacted the operating margin.

Our current focus is on increasing throughput, expanding distribution, broadening our product portfolio, and onboarding new customers. At the same time, we are working to improve uptime, yields, and overall production flow. As volumes increase and operations become more consistent, we expect per-unit costs to decline and fixed costs to be more fully absorbed. The pace of these improvements will depend on demand growth and our ability to execute efficiently at scale.

Revenue Growth and Demand Variability

Our growth is being driven by expansion within existing retail accounts, the addition of new customers, and continued product development across our BranchOut-branded, private-label, and industrial ingredient product lines. We work closely with both existing and prospective customers to develop products tailored to their shelf and category needs.

Customer ordering patterns are typically based on purchase orders rather than long-term commitments, which can result in variability in the timing and level of revenue. This requires ongoing discipline in production planning and inventory management as we scale.

To support customer demand and improve inventory flexibility, we have also focused on extending the shelf life of our products.

Consumer Demand for Clean-Label and Better-for-You Snacks

Consumer interest in snacks made with simple ingredients and perceived health benefits continues to influence our category. Retailers are allocating shelf space to products positioned around clean-label, plant-based, limited-ingredient and/or minimally processed, which aligns with our product portfolio.

At the same time, the category remains competitive, with ongoing pressure from pricing, promotional activity, and shifting consumer preferences. As we expand distribution and introduce new products, our performance will depend in part on our ability to stay relevant with consumers and maintain our position within these retail channels.

Product Innovation and Manufacturing Capability Expansion

We are working with certain large retail customers to develop new snack products aligned with evolving consumer preferences, including products with higher protein and fiber content. These products are expected to incorporate combinations of fruit and high-protein dairy ingredients. To support these initiatives, the Company incurred capital expenditures in the first quarter of 2026 to expand manufacturing capabilities at the Peru Facility, including the installation of additional dehydration capacity for high-protein dairy applications. This expansion is expected to increase production flexibility, enable manufacturing in an allergen-controlled environment, and support more efficient production processes.

From a manufacturing perspective, these products are expected to be more efficient to produce than certain existing products, as they require less raw material preparation and are anticipated to yield higher protein density following dehydration. As a result, as production volumes increase and these products are commercialized, they may contribute to improved gross margins.

The timing and extent of revenue associated with these products will depend on successful product development, customer acceptance, and commercialization. There can be no assurance that these initiatives will result in material revenue or improved operating results.

Working Capital and Cash Flow Dynamics

Our operating model requires a meaningful investment in working capital to support inventory for both existing orders and anticipated demand. Production is planned in advance of customer needs and aligned with agricultural harvest cycles, which results in inventory being manufactured ahead of sales.

From raw material sourcing through production, international shipment, and delivery to customers, the process generally spans six to eight weeks, followed by standard customer payment terms. This creates a longer operating cycle and timing differences between when cash is invested and when it is collected.

As we scale, we remain focused on managing inventory levels, aligning production with demand, and improving cash conversion efficiency.

Supply Chain and Input Costs

Our cost structure is significantly influenced by agricultural raw materials, which are subject to seasonal harvest cycles and availability. When sourcing is planned in advance, we are generally able to secure more stable pricing. However, when demand changes or production planning does not align with harvest timing, we may rely on spot market purchases, which typically carry higher costs.

As we scale, we are focused on improving demand forecasting, production planning, and supplier coordination to better align raw material sourcing with our production schedule and reduce reliance on higher-cost spot purchases.

In addition to raw materials, our cost structure includes labor, packaging, freight, and indirect taxes such as Peru value-added tax (IGV). These costs can fluctuate based on production levels, wage pressures, logistics conditions, and the timing of exports and recoverability of VAT credits. We are focused on improving overall cost management across these areas through increased production efficiency, better planning, and scale.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures. Management bases its estimates on historical experience, current conditions, and various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates, and such differences may be material to the consolidated financial statements.

Management believes the following accounting estimates involve a higher degree of judgment and complexity and are most critical to understanding the Company’s financial condition and results of operations.

Revenue Recognition

The Company recognizes revenue when control of goods is transferred to customers in an amount that reflects the consideration it expects to receive. Revenue is primarily derived from the sale of finished food products to retail, private-label, and ingredient customers. Judgments are required in determining the timing of revenue recognition, estimating variable consideration such as customer deductions, promotional allowance, and evaluating collectability. Changes in customer programs, pricing arrangements, or sales incentives may affect the timing and amount of revenue recognized.

Inventory Valuation

Inventory valuation requires significant management judgment. Cost includes allocated fixed manufacturing overhead based on normal production capacity. Because actual production levels during 2025 were below the capacity of the Peru facility, a portion of fixed overhead was expensed to idle capacity as incurred. Determining normal capacity involves judgment regarding expected production volumes and future utilization of the Company’s Peru manufacturing facility.

Inventory is also evaluated for recoverability and stated at the lower of cost or net realizable value. Net realizable value estimates require assumptions regarding expected selling prices, trade allowances, sales commissions, outbound freight, product turnover, and demand forecasts. These assumptions are based on historical experience, current contractual terms, and market conditions as of the balance sheet date.

Changes in production levels, demand forecasts, pricing, trade programs, or other market conditions could materially impact inventory valuation and cost of goods sold in future periods.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, which requires measurement of compensation cost based on the fair value of equity instruments on the grant date. Determining fair value involves the use of valuation models and assumptions, including expected volatility, risk-free interest rate, expected term, and forfeiture rates. Changes in these assumptions may materially affect the amount and timing of stock-based compensation expense.

Warrants and Convertible Instruments

The Company has issued warrants and convertible instruments that require evaluation under U.S. GAAP to determine appropriate classification as equity or liabilities. Certain instruments require valuation using option-pricing models and involve assumptions related to volatility, discount rates, and expected term. Changes in these assumptions may impact recorded amounts of equity, liabilities, and non-cash expense.

Long-Lived Assets and Manufacturing Equipment

The Company evaluates long-lived assets, including manufacturing equipment and facility-related assets, for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. This evaluation requires management to estimate future cash flows, production levels, and operating performance. Changes in production utilization, operating results, or market conditions could result in impairment charges in future periods.

Going Concern and Liquidity

Management evaluates the Company’s ability to continue as a going concern based on its current financial condition, operating results, cash flows, and access to capital. This assessment requires judgment regarding future revenue, operating performance, working capital needs, and the availability of financing. If actual results differ from management’s assumptions, the Company’s liquidity and financial condition could be adversely affected.

Foreign Currency Translation

The Company’s financial results include operations in Peru, where the functional currency is the Peruvian sol. The translation of foreign currency financial statements into U.S. dollars requires the use of exchange rates at the balance sheet date for assets and liabilities and average exchange rates for revenues and expenses. As a result, the Company’s reported financial position and results of operations are subject to fluctuations in foreign currency exchange rates. Changes in exchange rates may impact accumulated other comprehensive income as well as period-to-period comparability of operating results.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of new accounting standards issued by the Financial Accounting Standards Board (“FASB”). The Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, during the year ended December 31, 2024 and ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, during the year ended December 31, 2025. The adoption of these standards primarily resulted in enhanced disclosures and did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires additional disaggregation of certain income statement expenses in the notes to the financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2026, with interim reporting required beginning after December 15, 2027. The Company is currently evaluating the impact of this guidance on its financial statement disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient for estimating expected credit losses on certain accounts receivable and contract assets. The guidance is effective for the Company beginning January 1, 2026. The Company is currently evaluating the impact of this update on its consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2025 and 2024, the Company did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K, that have or are reasonably likely to have a material effect on its financial condition, results of operations, liquidity, capital expenditures, or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BRANCHOUT FOOD INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

BranchOut Food, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BranchOut Food, Inc. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the company has incurred recurring losses from operations and had an accumulated deficit and a working capital deficit as of December 31, 2025, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB ..

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern

Due to the net loss for the year, the Company evaluated the need for a going concern.

Auditing management’s evaluation of a going concern can be a significant judgement given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

As discussed in Note 2, the Company has a going concern due to its insufficient cash balance and accumulated net losses.

To evaluate the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC
PCAOB ID 2738
We have served as the Company’s auditor since 2021
The Woodlands, TX
March 31, 2026

BRANCHOUT FOOD INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
Assets

Current assets:
Cash	$616,278	$2,329,452
Accounts receivable, net	1,318,882	418,463
Advances on inventory purchases	561,160	123,792
Inventory	2,385,079	1,930,535
Prepaid expenses and current assets	803,508	114,372
Total current assets	5,684,907	4,916,614

Property and equipment, net	5,686,761	4,056,299
Right-of-use assets	1,385,892	1,575,497
Other assets	1,267,000	1,267,000
Other receivable, net of current portion	435,132	680,483
Note receivable	-	359,982

Total Assets	$14,459,692	$12,855,875

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,252,757	$1,194,079
Accrued expenses	1,035,373	333,614
Other current liabilities	-	912,000
Convertible notes payable, related parties, net of discounts, current portion	3,360,691	3,333,413
Equipment notes payable, current portion	534,668	251,647
Notes payable, related parties	-	2,760,000
Operating lease liability, current portion	53,031	-
Finance lease liability, current portion	32,627	29,243
Total current liabilities	6,269,147	8,813,996

Notes payable	34,500	34,500
Equipment notes payable, net of current portion	965,332	-
Operating lease liability, net of current portion	1,561,679	1,573,035
Finance lease liability, net of current portion	57,327	92,761

Total Liabilities	8,887,985	10,514,292

Stockholders’ Equity:
Preferred stock, $0.001 par value, 8,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 80,000,000 shares authorized; 13,385,459 and 8,424,600 shares issued and outstanding at December 31, 2025 and 2024, respectively	13,385	8,425
Additional paid-in capital	29,218,186	19,903,796
Accumulated other comprehensive income (loss)	26,865	(8,581)
Accumulated deficit	(23,686,729)	(17,562,057)
Total Stockholders’ Equity	5,571,707	2,341,583

Total Liabilities and Stockholders’ Equity	$14,459,692	$12,855,875

The accompanying notes are an integral part of these financial statements.

BRANCHOUT FOOD INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	December 31,
	2025	2024

Net revenue	$13,724,563	$6,434,514
Cost of goods sold	11,690,116	5,652,717
Gross profit	2,034,447	781,797

Operating expenses:
General and administrative	3,485,195	1,100,045
Salaries and wages	1,622,567	1,604,200
Professional fees	1,142,512	1,291,141
Shipping and handling	632,989	459,089
Advertising and promotions	514,661	229,763
Total operating expenses	7,397,924	4,684,238

Operating loss	(5,363,477)	(3,902,441)

Other income (expense):
Interest income	19,400	14,156
Interest expense	(780,595)	(863,231)
Total other income (expense)	(761,195)	(849,075)

Net loss	$(6,124,672)	$(4,751,516)

Other comprehensive income (loss):
Gain (loss) on foreign currency translation	$35,446	$(8,581)

Net other comprehensive loss	$(6,089,226)	$(4,760,097)

Weighted average common shares outstanding - basic and diluted	10,734,295	5,693,162
Net loss per common share - basic and diluted	$(0.57)	$(0.83)

The accompanying notes are an integral part of these financial statements.

BRANCHOUT FOOD INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2023	-	$-	4,044,252	$4,044	$15,016,973	$-	$(12,810,541)	$2,210,476

Issuance of common stock in secondary public offering, net of issuance costs	-	-	1,972,500	1,973	1,162,712	-	-	1,164,685

Issuance of common stock under ATM program, net of issuance costs	-	-	1,500,000	1,500	2,303,505	-	-	2,305,005

Issuance of common stock units to related parties	-	-	692,429	692	524,308	-	-	525,000

Issuance of common stock for services	-	-	215,419	216	289,869	-	-	290,085

Stock-based compensation expense	-	-	-	-	414,614	-	-	414,614

Issuance of warrants in connection with debt financing	-	-	-	-	101,866	-	-	101,866

Fair value adjustment related to warrant modification	-	-	-	-	89,949	-	-	89,949

Foreign currency translation adjustment	-	-	-	-	-	(8,581)	-	(8,581)

Net loss	-	-	-	-	-	-	(4,751,516)	(4,751,516)

Balance, December 31, 2024	-	$-	8,424,600	$8,425	$19,903,796	$(8,581)	$(17,562,057)	$2,341,583

Issuance of common stock under ATM program, net of issuance costs	-	-	2,421,415	2,421	5,239,988	-	-	5,242,409

Issuance of common stock upon exercise of warrant related to convertible debt	-	-	1,000,000	1,000	999,000	-	-	1,000,000

Issuance of common stock and warrants in underwritten offering, net of issuance costs	-	-	1,034,600	1,034	2,297,590			2,298,624

Issuance of common stock upon exercise of warrants	-	-	504,844	505	500,294	-	-	500,799

Stock-based compensation expense	-	-	-	-	245,419	-	-	245,419

Fair value adjustment related to warrant modification	-	-	-	-	32,099	-	-	32,099

Foreign currency translation adjustment	-	-	-	-	-	35,446	-	35,446

Net loss	-	-	-	-	-	-	(6,124,672)	(6,124,672)

Balance, December 31, 2025	-	$-	13,385,459	$13,385	$29,218,186	$26,865	$(23,686,729)	$5,571,707

The accompanying notes are an integral part of these financial statements.

BRANCHOUT FOOD INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024

Cash flows from operating activities
Net loss	$(6,124,672)	$(4,751,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	616,581	205,907
Bad debts expense	-	25,586
Amortization of debt discounts	27,278	369,069
Provision for prepaid inventory	75,600	-
Impairment of note receivable	359,982	-
Common stock issued for services	-	290,085
Options and warrants issued for services	245,419	414,614
Fair value adjustment related to warrant modification	32,099	89,949
Decrease (increase) in assets:
Accounts receivable	(900,419)	191,500
Advances on inventory purchases	(512,968)	(123,792)
Inventory	(454,544)	(1,593,730)
Prepaid expenses and other current assets	(689,136)	(66,272)
Right-of-use asset	189,605	118,913
Other term asset and receivable	245,351	(1,947,483)
Increase (decrease) in liabilities:
Accounts payable	58,678	811,131
Accounts payable, related parties	-	-
Accrued expenses	(210,241)	1,080,370
Operating lease liability	41,675	25,853
Net cash used in operating activities	(6,999,712)	(4,859,816)

Cash flows from investing activities
Purchase of property and equipment	(747,043)	(2,847,207)
Payments received on notes receivable	-	24,646
Net cash used in investing activities	(747,043)	(2,822,561)

Cash flows from financing activities
Proceeds from convertible notes payable, related parties	-	3,325,000
Proceeds from notes payable, related party	-	2,616,210
Repayments on notes payable, related parties	(2,760,000)	(115,000)
Repayments on notes payable	(251,647)	(448,353)
Principal payments on finance lease	(32,050)	(9,926)
Proceeds from issuance of common stock	7,614,649	4,528,797
Proceeds from exercise of warrants	1,500,799	-
Payment of deferred offering costs	(73,616)	(534,107)
Net cash provided by financing activities	5,998,135	9,362,621

Effect of exchange rate changes on cash	35,446	(8,581)

Net increase in cash	(1,713,174)	1,671,663
Cash - beginning of period	2,329,452	657,789
Cash - ending of period	$616,278	$2,329,452

Supplemental disclosures:
Interest paid	$433,589	$196,007
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Equipment purchased with debt financing	$1,500,000	$500,000
Relative fair value of warrants issued as a debt discount	$-	$101,866
Relative fair value of warrants issued in connection with sale of common stock	$51,195	$-
Initial recognition of right-of-use assets and lease liabilities	$-	$1,547,182

The accompanying notes are an integral part of these financial statements.

BRANCHOUT FOOD INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business

Nature of Business

BranchOut Food Inc., a Nevada corporation, together with its Peruvian subsidiary (collectively, “BranchOut,” the “Company,” “we,” “our” or “us”), is engaged in the development, marketing, sale and distribution of plant-based, dehydrated fruit and vegetable snacks and powders manufactured at a 50,000 square foot manufacturing facility leased by the Company in Pisco, Peru.

In April 2024, we formed BranchOut Food Sucursal Peru, our Peruvian wholly-owned subsidiary, to operate our manufacturing facility in Pisco Peru, which commenced operations in December 2024. Our products are produced using our advanced dehydration platform licensed exclusively from EnWave Corporation (“EnWave”) to create our private label, branded, and bulk wholesale products. We use proprietary GentleDry™ Technology optimized to preserve taste, texture, color, and nutrients. Our GentleDry™ Technology is protected by over 17 patents. Prior to operating our manufacturing facility, we relied on contract manufacturers.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at December 31, 2025:

Name of Entity	Jurisdiction	Relationship
BranchOut Food Inc. (1)	Nevada, U.S.	Parent
BranchOut Food Sucursal Peru (2)	Pisco, Peru	Subsidiary

(1) Holding company in the form of a corporation.

(2) Peruvian wholly-owned subsidiary of BranchOut Food Inc. in the form of a branch.

The consolidated financial statements herein contain the operations of the wholly-owned subsidiary listed above. The Company’s headquarters are located in Bend, Oregon.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $23,686,729, and a working capital deficit of $584,240 as of December 31, 2025. The Company’s $616,278 of cash on hand at December 31, 2025 may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Subsequent to December 31, 2025, the Company received gross proceeds of approximately $1.5 million from the sale of common stock through an at-the-market registered offering and borrowed a $1.5 million under a secured promissory note. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short-term operations. Management believes these factors will contribute toward achieving profitability.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. These consolidated financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities, that might be necessary should the Company be unable to continue as a going concern.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported net loss, total assets, total liabilities, stockholders’ equity, or cash flows, but affected the classification of certain amounts within the consolidated statements of operations.

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

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. There were no cash equivalents on hand on December 31, 2025 and 2024.

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, under current regulations. The Company had $250,014 and $1,555,223 in excess of FDIC insured limits on December 31, 2025 and 2024, respectively, and has not experienced any losses in such accounts.

Research and Development

We operate in a fast-moving category shaped by shifting consumer preferences, requiring continuous innovation and new product development. To support this, we rely on our proprietary GentleDry™ Technology, an advanced dehydration platform licensed exclusively from EnWave. We expect to continue investing in R&D as we scale our GentleDry™ product portfolio and bring new, innovative offerings to market that align with evolving consumer needs.

Research and development costs include salaries, building costs, utilities, administrative expenses and other corporate costs. For the year ended December 31, 2025, our research and development expenses totaled $269,994, compared to $18,175 for the same period in 2024.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and impairment losses. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

Office equipment	3 years
Furniture and fixtures	5 years
Equipment and machinery	5-10 years
Leasehold improvements	15 years
Construction in progress	0 years

Construction in progress consists of costs incurred on machinery, equipment, and facility improvements that have not yet been placed into service. These costs are not depreciated until the related assets are completed and placed into service, at which time they are reclassified to the appropriate property and equipment category and depreciation begins.

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

Cost of Goods Sold

Cost of goods sold includes the direct costs associated with the production and manufacture of the Company’s products. Production costs primarily consist of direct raw materials, direct labor, and manufacturing overhead. These costs are capitalized into inventory and recognized as cost of goods sold when the related products are sold.

Manufacturing overhead is allocated to inventory based on production capacity. Overhead costs include factory rent, utilities, depreciation, and other factory-related expenses. The Company allocates fixed manufacturing overhead to inventory based on the normal capacity of the production facilities in accordance with ASC 330, Inventory. Costs associated with abnormal levels of idle capacity or other abnormal production costs are expensed as incurred.

The Company periodically reviews production capacity and manufacturing overhead allocations to ensure that inventory costs reflect normal production levels.

Advertising and Promotions Costs

The Company incurs advertising and promotional costs related primarily to product demonstrations, trade shows, and other marketing activities intended to promote the Company’s products and brand awareness. Advertising and promotional costs are expensed as incurred and are included in selling, general and administrative expenses in the consolidated statements of operations.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Stock Compensation. Compensation expense for equity awards is measured at the grant-date fair value and recognized over the requisite service period, generally the vesting period of the award. The Company estimates the fair value of stock options using a valuation model that incorporates assumptions such as expected volatility, expected term, and the risk-free interest rate.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary in Peru is the Peruvian sol. Assets and liabilities of foreign operations are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period.

Translation adjustments resulting from this process are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

Transaction gains and losses resulting from foreign currency transactions denominated in currencies other than the functional currency are recognized in the consolidated statements of operations as incurred.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the periods in which the temporary differences are expected to reverse.

A valuation allowance is recorded to reduce deferred tax assets to the amount that management believes is more likely than not to be realized. In assessing the need for a valuation allowance, management considers all available positive and negative evidence, including historical operating results, expectations of future taxable income, and the reversal of existing taxable temporary differences. Due to the Company’s cumulative losses since inception, management has determined that it is more likely than not that the Company’s deferred tax assets will not be realized and has recorded a full valuation allowance.

The Company recognizes the financial statement benefit of a tax position only after determining that it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. For tax positions meeting the more-likely-than-not recognition threshold, the amount recognized in the financial statements is the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company evaluates uncertain tax positions on a periodic basis and has determined that there are no uncertain tax positions requiring recognition as of December 31, 2025 and 2024.

The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of income tax expense.

Basic and Diluted Net Loss Per Share

The Company computes basic net loss per common share by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding plus the effect of potentially dilutive common shares outstanding during the period using the treasury stock or if-converted methods, as applicable.

For the years ended December 31, 2025 and 2024, the inclusion of potentially dilutive securities would have been anti-dilutive due to the Company’s net loss; therefore, diluted net loss per share is the same as basic net loss per share.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not discussed below were assessed and determined to be either not applicable to the Company or not expected to have a material impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments enhance reportable segment disclosure requirements, including expanded disclosures regarding significant segment expenses and information regularly provided to the chief operating decision maker used to assess segment performance. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 17 – Segment Reporting for additional information.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require enhanced income tax disclosures, including additional disaggregation within the effective tax rate reconciliation and disclosure of income taxes paid by jurisdiction. The Company adopted ASU 2023-09 during the year ended December 31, 2025. See Note 12 – Income Taxes for additional information.

Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), and in January 2025 issued ASU 2025-01, which clarified the effective date of ASU 2024-03. The amendments require public business entities to provide additional disclosures that disaggregate certain income statement expenses, including purchases of inventory, employee compensation, depreciation, amortization, and selling expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this guidance on its consolidated financial statement disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments introduce a practical expedient for estimating expected credit losses on current accounts receivable and contract assets arising from transactions accounted for under ASC 606. The guidance is effective for the Company beginning January 1, 2026, with early adoption permitted. The Company is currently evaluating the impact this update may have on its consolidated financial statements.

Note 3 - Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when control of promised goods transfers to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods. The Company generates revenue primarily from the sale of plant-based snack products and bulk-ingredient products to retailers and distributors, and to a lesser extent from direct-to-consumer sales through third-party e-commerce platforms. These arrangements typically contain a single performance obligation, which is the delivery of finished goods to the customer.

Revenue is recognized at a point in time when control of the goods transfers to the customer, which generally occurs upon delivery to the retailer or customer, or when title and risk of loss pass to the customer in accordance with the contractual shipping terms. Revenue is recorded net of variable consideration, including discounts, promotional allowances, returns, and other pricing adjustments. Estimates of variable consideration are recognized in the period the related revenue is recorded and are based on historical experience, contractual terms, and other relevant factors. These estimates are updated each reporting period as additional information becomes available.

The Company promotes its products through trade promotions and consumer incentive programs, including discounts, slotting fees, coupons, rebates, in-store display incentives, and volume-based incentives. These amounts are recorded as reductions of revenue as they represent variable consideration payable to customers or consumers and do not provide a distinct good or service to the Company.

The Company has elected the practical expedient under ASC 606 to treat shipping and handling activities performed after control of goods transfers to the customer as fulfillment activities rather than separate performance obligations. Accordingly, shipping and handling costs are recorded within selling expenses in general and administrative expenses in the consolidated statements of operations.

Payment terms are generally established in contracts or purchase orders with customers.

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenue as follows:

	December 31,
	2025	2024
Gross revenue	$14,337,746	$6,777,079
Less: slotting, discounts, and allowances	613,183	342,565
Net revenue	$13,724,563	$6,434,514

Note 4 – Inventories

The Company’s products consist of pre-packaged and bulk dried fruit and vegetable-based snacks, powders, and ingredients developed at its manufacturing facility in Peru, as well as products purchased from contract manufacturers in Chile and Peru. Raw materials consist primarily of purchased fruits, vegetables, and packaging materials. Inventory, consisting of raw materials, work in process, and finished goods, is stated at the lower of cost or net realizable value using the weighted-average cost method. Cost includes direct materials, direct labor, manufacturing overhead, packaging, tariffs, and inbound freight necessary to bring products to their present condition and location.

Manufacturing overhead includes indirect labor, factory rent, utilities, depreciation, and other factory-related costs and is allocated to inventory based on the normal production capacity of the facility. Abnormal amounts of idle facility expense, freight, handling costs, or spoilage are expensed as incurred and are not capitalized into inventory. The Company evaluates inventory for excess quantities, obsolescence, deterioration, and other factors in assessing net realizable value. Inventory that is determined to be obsolete or expired is written off in the period in which it is identified.

Inventories at December 31, 2025 and December 31, 2024 consisted of the following:

	December 31,
	2025	2024
Raw materials	$414,694	$464,681
Work in progress	1,047,668	-
Finished goods	922,717	1,465,854
Total inventory	2,385,079	1,930,535

The Company secures certain raw materials through advance payments to suppliers of up to 50%. The Company had advances on inventory purchases for raw material in the amounts of $561,160 and $123,792 as of December 31, 2025 and December 31, 2024, respectively.

Note 5 – Accounts Receivable, Net

Accounts receivable are stated at their estimated net realizable value. The Company evaluates the collectability of trade receivables on an ongoing basis and establishes an allowance for doubtful accounts as needed based on a combination of factors, including historical collection experience, the financial condition of customers, specific account reviews, and current economic conditions. Management believes the allowance for doubtful accounts is adequate to cover expected credit losses. The allowance for doubtful accounts was $25,586 at both December 31, 2025 and December 31, 2024.

The Company has certain customers whose revenue or accounts receivable balances individually represent 10% or more of total net revenue or total accounts receivable, respectively. For the year ended December 31, 2025, three customers accounted for approximately 96.8% of net revenue and 97% of accounts receivable. For the year ended December 31, 2024, two customers accounted for approximately 99% of net revenue and 90% of accounts receivable.

Note 6 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2025 and December 31, 2024:

	December 31,
	2025	2024
Prepaid insurance costs	$7,441	$21,736
Prepaid advertising and trade show fees	10,294	14,944
Prepaid professional fees & license fees	25,875	27,369
Prepaid taxes	54,344	-
Miscellaneous prepaid expenses	17,571	19,583
VAT tax receivable	679,626	-
Interest receivable	-	30,740
Miscellaneous receivable	8,357	-
Total prepaid expenses and other current assets	$803,508	$114,372

Note 7 – Property and Equipment

Property and equipment consisted of the following as of December 31, 2025 and December 31, 2024:

	December 31,
	2025	2024
Leasehold improvements	$179,127	$127,408
Machinery and equipment	6,204,224	4,316,964
Office furniture, fixtures and equipment	141,717	136,169
Construction in progress	302,516	-
Less: Accumulated depreciation	(1,140,823)	(524,242)
Total property and equipment, net	$5,686,761	$4,056,299

Depreciation of property and equipment was $616,581 and $205,907 for the years ended December 31, 2025, and 2024, respectively. Depreciation expense related to manufacturing equipment is included in inventory and recognized in cost of goods sold as the related inventory is sold.

The Company leases a manufacturing facility located in Pisco, Peru, which is accounted for as an operating lease (see Note 11). The lease includes a purchase option that allows the Company to acquire the facility at the end of the lease term. During 2024, the landlord of this facility entered bankruptcy proceedings.

To protect its long-term strategic interests, the Company purchased the first mortgage position on the facility and continues to hold its contractual purchase option under the lease. Management currently intends to acquire ownership of the facility either (i) through the landlord’s bankruptcy settlement process or (ii) by exercising the purchase option at the end of the lease term, although there can be no assurance that the Company will be successful in this regard. The Company accounts for the facility as a leased asset. The first mortgage position is included on the balance sheet in other assets of $1,267,000 as of December 31, 2025 and December 31, 2024 (see Note 8). As of December 31, 2025, the $1,267,000 balance has been paid in full. The Company capitalizes leasehold improvements related to the buildout of the facility, which expanded the Company’s production capacity.

Note 8 – Other Assets and Other Receivable

Other Assets

The Company has other assets of $1,267,000 as of the years ended December 31, 2025, and 2024, consisting of the first mortgage position (the “FPM”) on the manufacturing facility it leases in Pisco, Peru, which the Company acquired to protect its long-term strategic interests (see Note 11). During 2024, the landlord of the leased facility entered bankruptcy proceedings.

On May 10, 2024, the Company made the first payment of $275,000 toward the FPM. The FPM is secured by the facility in Peru. Payments were made in various installments totaling $355,000 as of December 31, 2024, and $912,000 during the year ended December 31, 2025.

Other Receivable

The Company’s Peruvian operations are subject to an 18% value-added tax (“VAT”) or (“Impuesto General a las Ventas” or “IGV”) on substantially all purchases and exports of goods and services. IGV paid on purchases can be offset against IGV collected on exports, with the net amount either remitted to, or recovered from, the Peruvian tax authority (SUNAT) through a refund claim. IGV does not represent an expense of the Company when recoverable and is recorded as an asset until applied or refunded. The receivable is recoverable from the Peruvian tax authority as a result of the Company’s export activities. Management evaluates the recoverability of the VAT receivable based on historical refund experience and believes the balance is fully recoverable.

As of December 31, 2025, the Company’s Peruvian operations had paid more IGV on purchases than it had collected on sales, resulting in a net IGV receivable of $1,114,758, of which $679,626 is classified in Other Current Assets (see Note 6). During the year ended December 31, 2025, the Company received payments from SUNAT, in the amount of $541,573.

Note 9 – Notes Receivable

Nanuva Note Receivable

On February 4, 2021, the Company entered into a Manufacturing and Distributorship Agreement (“MDA”) with Natural Nutrition SpA, a Chilean company (“Nanuva”). In connection with the MDA, the Company advanced $500,000 to Nanuva (the “Advance Payment”) to assist Nanuva in financing capital investments required to purchase two EnWave REV™ 10 machines used to produce products for the Company. The Advance Payment is evidenced by a promissory note bearing interest at 3% per annum on the outstanding principal balance. The note is collateralized by a second lien on the equipment purchased by Nanuva. The MDA expires on May 31, 2027, with automatic annual renewals thereafter unless terminated in accordance with its terms.

Repayments under the agreement are based on kilograms produced by Nanuva for the Company, subject to a minimum contractual annual payment of $12,000. On February 4, 2024, the Company and Nanuva entered into an amendment to the MDA which extended the date of the first minimum contractual annual payment to September 30, 2024.

As of December 31, 2025, the total outstanding balance of the note receivable from Nanuva was $401,523, consisting of $359,982 of principal and $41,541 of accrued interest. Since inception, the Company has received repayments under the note totaling $156,241, consisting of $140,018 of principal and $16,223 of interest, which were recognized as reductions of inventory costs as products were manufactured by Nanuva for the Company.

During 2025, the Company determined that it no longer expects to utilize Nanuva for third-party manufacturing as the Company transitioned production to its manufacturing facility in Pisco, Peru. Based on this change in operating strategy, the lack of recent manufacturing activity with Nanuva, and uncertainty regarding Nanuva’s ability to repay the note according to its contractual terms after declaring bankruptcy, management evaluated the collectability of the note receivable in accordance with ASC 326, Financial Instruments—Credit Losses. As a result of this assessment, the Company recorded a full allowance for credit losses on the outstanding balance of the Nanuva note receivable as of December 31, 2025.

The Company continues to hold a second lien on the EnWave REV™ 10 machines that collateralize the note receivable and has commenced negotiations with Nanuva to recover the equipment and terminate the MDA. Management believes the estimated fair value of the collateral may exceed the outstanding balance of the note; however, because the Company has not obtained possession of the equipment as of December 31, 2025, the note receivable has been fully reserved. Any recovery related to the collateral will be recognized when realized.

In April 2024, the Company also advanced Nanuva $75,600 related to inventory orders that were not fulfilled. The Company recorded an allowance for doubtful accounts for the full amount of this prepaid inventory balance.

Note 10 – Accrued Expenses

Accrued expenses consisted of the following as of December 31, 2025 and December 31, 2024:

	December 31,
	2025	2024
Accrued payroll and taxes	$224,939	$82,338
Accrued interest	533,428	210,783
Accrued chargebacks	14,945	26,663
Accrued miscellaneous	150,456	-
Accrued Enwave royalties	111,605	13,830
Total accrued expenses	$1,035,373	$333,614

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

Peru Facility Lease

On May 10, 2024, the Company entered into a ten-year lease for the 50,000 square-foot manufacturing facility in Pisco, Peru (the “Peru Facility”), which commenced operations in December of 2024. The lease of the Peru Facility requires monthly lease payments of $8,000 in the first two years of the lease, $20,000 in the third year of the lease, $22,000 in the fourth year of the lease, $24,000 in the fourth year of the lease, and $25,000 thereafter. The lease also has a 10-year renewal option, and a buy-out option under which the Company may purchase the Peru Facility for $1,865,456.

In connection with the lease of the Peru Facility, the Company purchased a first position mortgage receivable in the amount of $1,267,000, which is secured by the Peru Facility and was owed by the landlord of the Peru Facility to its former tenant, for a purchase price of $1,267,000, of which payments were made in various installments totaling $355,000 during the year ended December 31, 2024; and $912,000 during the year ended December 31, 2025. As of December 31, 2025, the $1,267,000 balance has been paid in full. See Notes 7 and 8 for additional details.

The components of lease expense for the years ended December 31, 2025 and December 31, 2024 were as follows:

	For the Years Ended December 31,
	2025	2024
Operating lease cost:
Amortization of right-of-use asset	$154,718	$103,146
Interest on lease liability	137,675	89,853
Capitalized inventory costs	(104,691)	(15,313)
Total operating lease cost	187,702	177,686
Finance lease cost:
Amortization of right-of-use asset	$34,887	$31,563
Interest on lease liability	11,836	18,164
Total finance lease cost	46,723	49,727
Other short-term leases	-	12,800
Total lease costs	$234,425	$240,213

Supplemental balance sheet information related to leases as of December 31, 2025 and December 31, 2024 was as follows:

	December 31,
	2025	2024
Operating lease:
Operating lease assets	$1,289,318	$1,444,036

Current portion of operating lease liability	$53,031	-
Noncurrent operating lease liability	1,561,679	1,573,035
Total operating lease liability	$1,614,710	$1,573,035
Finance lease:
Finance lease assets	$96,574	$131,461

Current portion of finance lease liability	$32,627	29,243
Noncurrent finance lease liability	57,327	92,761
Total finance lease liability	$89,954	$122,004

Weighted average remaining lease term:
Operating lease	9.69 years	9.86 years
Finance lease	2.19 years	3.13 years

Weighted average discount rate:
Operating lease	9%	9%
Finance lease	11%	11%

Supplemental cash flow and other information related to finance leases for the years ended December 31, 2025 and December 31, 2024 was as follows:

	For the Years Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$41,675	$25,853
Finance cash flows used for finance leases	$32,050	$9,926
Leased assets obtained in exchange for lease liabilities:
Total operating lease liabilities	$-	$1,547,182
Total finance lease liabilities	$-	$184,592

The future minimum lease payments due under operating leases as of December 31, 2025 are as follows:

Year Ending	Minimum Lease
December 31,	Commitments
2026	$192,000
2027	256,000
2028	280,000
2029	296,000
2030	300,000
Thereafter	1,000,000
Total minimum lease payments	2,324,000
Less effects of discounting	709,290
Lease liability recognized	1,614,710
Less current portion	53,031
Long-term operating lease liability	$1,561,679

The future minimum lease payments due under finance leases as of December 31, 2025 are as follows:

Year Ending	Minimum Lease
December 31,	Commitments
2026	$43,886
2027	43,886
2028	14,629
Total minimum lease payments	102,401
Less effects of discounting	12,447
Lease liability recognized	89,954
Less current portion	32,627
Long-term finance lease liability	$57,327

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

On June 1, 2025 the Company and Kaufman Kapital entered into a Warrant Exercise and Amendment to Notes and Warrant Agreement (the “Warrant Exercise Agreement”), pursuant to which Kaufman Kapital exercised in full the $1.00 Warrant on June 4, 2025 for a cash payment to the Company of $1,000,000. In addition, pursuant to the Warrant Exercise Agreement, Kaufman Kapital and the Company agreed (i) to extend the expiration date of the $1.50 Warrant to December 31, 2026, (ii) to extend the maturity date of the Convertible Note to December 31, 2026, (iii) to extend the maturity date of the Senior Secured Promissory Note of the Company in the original principal amount of $1,200,000, issued to Kaufman on August 29, 2024 (the “Secured Note”) to December 31, 2025, (iv) that the Company will not make any prepayment under the Convertible Note at any time amounts are outstanding under the Secured Note or any other non-convertible notes of the Company (excluding notes issued pursuant to equipment financing), and (v) that the Company will not prepay more than $2,400,000 of principal outstanding under the Convertible Note prior to September 30, 2026. The amendment to the $1.50 Warrant resulted in $32,099 of additional interest expense during 2025.

Subsequent to December 31, 2025, on January 28, 2026, Kaufman converted $500,000 of principal outstanding under the Company’s Convertible Note into 659,457 shares of the Company’s common stock. See Note 21 – Subsequent Events.

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

In accordance with ASC 470, the Company recorded total discounts of $95,958, consisting of $75,000 of legal fees and $20,958 related to the relative fair value of the Warrants. The discounts are amortized to interest expense over the term of the loan using the effective interest method. As of December 31, 2025, a total of $39,309 of unamortized debt discounts are expected to be expensed over the remaining life of the loan.

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

During the year ended December 31, 2025, the Company repaid $1,200,000 of principal on the Secured Note. The principal outstanding under the Secured Note is $0 as of December 31, 2025.

Subsequent to December 31, 2025, on January 28, 2026, the Company entered into a $1,500,000 Senior Secured Promissory Note with Kaufman Kapital. The note bears interest at 8% per annum and matures on January 28, 2027. See Note 21 – Subsequent Events.

Eagle Vision Senior Notes and Warrants, Related Party

On January 9, 2024 the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Eagle Vision Fund LP., for the sale of Senior Secured Notes bearing interest at a rate of 15% per annum (“Senior Secured Notes”) to Purchasers in the aggregate amount of up to $400,000 and detachable 10-year warrants (the “Warrants”) to purchase in the aggregate up to 100,000 shares of the Company’s common stock at an exercise price of $2.00 per share.

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

In the aggregate, through a series of closings pursuant to the Subscription Agreement, including the sales described above, the Company issued an aggregate $1,675,000 of principal pursuant to the Senior Secured Notes and Warrants to purchase an aggregate 518,750 shares of common stock.

The Senior Secured Notes mature on the earlier of December 31, 2025, or the occurrence of a Qualified Subsequent Financing or Change of Control (as such terms are defined in the Subscription Agreement). In addition, the Senior Secured Notes are subject to covenants, events of defaults and other terms and conditions set forth in the Subscription Agreement. The Company’s obligations under the Senior Secured Notes are secured by liens on substantially all of the Company’s assets pursuant to the terms of the Security Agreement entered into by the Company on January 10, 2024, in favor of holders of the Senior Secured Notes.

In connection with the sale of the Purchased Securities to Kaufman Kapital under the SPA, the Company entered into an Omnibus Amendment to Note Documents with substantially all of the Holders of the Company’s Senior Secured Notes and Warrants issued under that certain Subscription Agreement dated as of January 10, 2024, as amended, pursuant to which, among other things, (i) the exercise price of the Warrants issued to the Holders was reduced from $2.00 to $1.00, (ii) the outside maturity date of the Senior Secured Notes held by the Holders was extended from December 31, 2024 to December 31, 2025 (subject to further extension in the event the maturity date of the Convertible Note is extended), (iii) the Company’s obligation to make payments of principal under the Senior Secured Notes held by the Holders beginning July 1, 2024 has been eliminated, and instead all obligations of the Company under such Senior Secured Notes will be due in one lump sum on the maturity date of the Senior Secured Notes, and (iv) the Company’s obligations under the Convertible Note and liens granted to the holder thereof, will be pari passu with the Company’s obligations under the Senior Secured Notes held by the Holders and liens granted to the holders thereof. The amendment warrants resulted in $89,949 of additional interest expense during 2024.

In accordance with ASC 470, the Company recorded total discounts of $339,698, including $80,908 on the relative fair value of the Warrants during the year ended December 31, 2024. The discounts were amortized to interest expense during 2024 using the effective interest method.

Eagle Vision has been paid aggregate cash fees in the amount of $177,500 from the sales of the Senior Secured Notes in consideration of services rendered by Eagle Vision to the Company and the holders of the Senior Secured Notes, including for conducting due diligence with respect to the Company, monitoring the performance by the Company of its obligations under the Senior Secured Notes, servicing the interest and principal payments for holders of the Senior Secured Notes, engaging in ongoing discussions with the Company’s management regarding the Company’s operations and financial condition, acting as collateral agent, and evaluating financial and non-financial information related to the Company. The Company has also paid an aggregate of $35,000 of the investors’ legal fees from sales of the Senior Secured Notes.

During the year ended December 31, 2025, the Company repaid $1,560,000 of remaining principal outstanding under the Senior Secured Notes. The principal outstanding is $0 as of December 31, 2025.

During the year ended December 31, 2025, of the 518,750 warrants issued to purchasers of the Senior Secured Notes, warrants were exercised to purchase an aggregate of 362,500 shares of the Company’s common stock at an exercise price of $1.00 per share aggregate cash proceeds of $362,500.

Notes payable to related parties as of December 31, 2025 and December 31, 2024, consists of the following:

	December 31,
	2025	2024

Total Kaufman Convertible Notes Payable, related party	$3,400,000	$3,400,000
Less: discounts	39,309	66,587
Convertible notes payable, related parties, net of discounts	3,360,691	3,333,413
Less: current maturities	-	3,333,413
Convertible notes payable, related parties, less current maturities	$3,360,691	$-

Total Kaufman Senior Secured Promissory Note, related party	-	1,200,000
Total Senior Notes held by Eagle Vision	-	1,560,000
Total notes payable, related parties	-	2,760,000
Less: current maturities	-	2,760,000
Notes payable, related parties, less current maturities	$-	$-

The Company recognized $445,683 of interest expense on convertible notes payable, related parties for the year ended December 31, 2025, consisting of $418,406 of stated interest expense, $21,320 of amortized debt discounts and $5,957 of amortized debt discounts due to warrants.

The Company recognized $261,636 of interest expense on notes payable, related parties for the year ended December 31, 2025. The Company recognized $664,847 of interest expense on notes payable, related parties for the year ended December 31, 2024, consisting of $235,200 of stated interest expense, $258,790 of amortized debt discounts and $80,908 of amortized debt discounts due to warrants, along with $89,949 of additional interest expense related to the modification of warrants issued to Senior Secured Notes purchasers.

EnWave Equipment Promissory Note

On May 22, 2023, the Company entered into an equipment purchase agreement with EnWave for the purchase of a used 100kW REV vacuum microwave dehydration machine (the “Third EnWave Machine”). Cash payments of $500,000 were paid towards the $1,000,000 purchase price on the Third EnWave Machine, while the $500,000 balance due is to be paid in twelve (12) monthly installments of $44,424, bearing interest 12% per annum, commencing August 1, 2024.

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

Pursuant to the Purchase Agreement, the Company also purchased from EnWave a refurbished 120kW REV vacuum microwave dehydration machine for a purchase price of $1,500,000. The purchase price is payable in 24 equal monthly installments, commencing April 1, 2026, pursuant to a secured promissory note bearing interest at the rate of 8.00% per annum (see Note7).

See Note 19 – Commitments and Contingencies for additional information on the License Agreement.

SBA EIDL Loan Agreement

On May 17, 2020, the Company entered into a loan agreement with the United States Small Business Administration (the “SBA”), as lender, pursuant to the SBA’s Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business (the “EIDL Loan Agreement”) encompassing a $34,500 Promissory Note issued to the SBA (the “EIDL Note”) (together with the EIDL Loan Agreement, the “EIDL Loan”), bearing interest at 3.75% per annum. In connection with entering into the EIDL Loan, the Company also executed a security agreement, dated May 17, 2020, between the SBA and the Company pursuant to which the EIDL Loan is secured by a security interest on all of the Company’s assets. Under the EIDL Note, the Company is required to pay interest payments of $169 every month beginning May 17, 2021; however, the SBA extended the repayment date to November 17, 2022. All remaining principal and accrued interest is due and payable on May 17, 2050. The EIDL Note may be repaid at any time without penalty.

The Company has notes payable (in addition to the Senior Secured Notes and the notes payable to Kaufman Kapital described above), consisting of the following as of December 31, 2025 and December 31, 2024:

	December 31,
	2025	2024
EnWave Equipment Promissory Note	$1,500,000	$251,647
SBA EIDL Loan	34,500	34,500
Total notes payable	$1,534,500	$286,147
Less: current maturities	534,668	251,647
Notes payable, less current maturities	$999,832	$34,500

The Company recognized $17,058 and $19,809 of interest expense on these notes payable for the years ended December 31, 2025, and 2024, respectively.

The schedule of principal maturities of debt as of December 31, 2025 are as follows:

Year Ending December 31,	Amount
2026	$3,934,668
2027	764,493
2028	200,839
2029	-
2030 and thereafter	34,500
Total debt	$4,934,500
Less: current portion	3,934,668
Long-term debt	$999,832

The Company recognized aggregate interest expense during the years ended December 31, 2025 and December 31, 2024 as follows:

	Years Ended December 31,
	2025	2024
Interest on convertible notes payable, related parties	$418,406	$115,989
Amortization of debt discounts on related party convertible notes	21,320	22,956
Amortization of debt discounts on related party convertible notes, warrants	5,958	6,415
Interest on notes payable	17,058	19,809
Interest on notes payable, related parties	261,636	235,200
Amortization of debt discounts on related party notes	-	258,790
Amortization of debt discounts on related party notes, warrants	-	80,908
Fair value adjustment related to amended warrant	32,099	89,949
Interest on credit cards	1,714	-
Interest on first credit position financing	22,404	33,215
Total interest expense	$780,595	$863,231

Note 13 – Changes in Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 8,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2025, no shares of preferred stock were issued or outstanding.

Common Stock

The Company is authorized to issue 80,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2025, 13,385,459 shares of common stock were issued and outstanding. Holders of common stock are entitled to one vote per share.

Reverse Stock Split

On June 15, 2023, the Company effected a 2.5-for-1 reverse stock split of its outstanding shares of common stock. All share and per-share amounts presented in these consolidated financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented. The par value of the common stock was not adjusted.

At-the-Market Offerings

During the year ended December 31, 2025, the Company issued 2,421,415 shares of common stock pursuant to its At-the-Market (“ATM”) programs, resulting in net proceeds of $5,239,988 after commissions and offering expenses.

Registered Offering

On November 13, 2025, the Company completed the sale of 1,034,600 shares of its common stock in an underwritten offering for aggregate gross proceeds of approximately $2.5 million. After deducting underwriting discounts, fees, and offering expenses, the Company received net proceeds of $2,297,590. The Company used the proceeds for working capital and general corporate purposes.

In connection with the sale of common stock the Company issued warrants to the underwriter to purchase up to 41,384 shares of common stock and allocated $51,195 of the proceeds to additional paid-in capital based on the relative fair value of the warrants. This allocation represented a non-cash financing activity and did not affect total cash proceeds received.

Options

The Company maintains the 2022 Equity Incentive Plan, which provides for the issuance of stock options and other equity-based awards. During the year ended December 31, 2025, the Company issued options to purchase shares of common stock under the plan for services rendered. A summary of stock option activity and related stock-based compensation expense is included in Note 14 – Common Stock Options.

Warrants

During the year ended December 31, 2025, the Company recorded a $32,099 non-cash increase to additional paid-in capital related to the fair value of warrant modifications. In addition, warrants were exercised to purchase an aggregate of 1,504,844 shares of the Company’s common stock, resulting in cash proceeds of $1,499,294. A summary of warrant activity and related terms is included in Note 15 – Common Stock Warrants.

Foreign Currency Translation

Foreign currency translation adjustments, primarily related to the Company’s foreign operations in Peru, increased accumulated other comprehensive income by $35,446 during the year ended December 31, 2025.

Note 14 – Common Stock Options

The Company’s Board of Directors and stockholders adopted the 2022 Equity Incentive Plan (the “2022 Plan”) effective January 1, 2022. The 2022 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other equity-based awards to employees, directors, and consultants.

The number of shares reserved for issuance under the 2022 Plan was initially 600,000 shares and was adjusted in connection with the Company’s 2023 reverse stock split. Pursuant to the 2022 Plan, the number of shares of common stock available for issuance thereunder automatically increases on the first day of each fiscal year of the Company in an amount equal to 5% percent of the total number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year of the Company, unless the board of directors takes action prior thereto to provide that there will not be an increase in the share reserve for such year or that the increase in the share reserve for such year will be of a lesser number of shares of common stock than would otherwise occur. As of December 31, 2025, the annual increases to the plan resulted in 1,633,000 shares being able to be issued under the plan.

As of December 31, 2025, a total of 1,603,000 shares were reserved for issuance under the 2022 Plan, of which options to purchase 1,383,470 shares of common stock were outstanding.

During 2025, the Company granted options to purchase 790,000 shares of common stock with a total grant date fair value of $810,044 and exercise prices ranging from $1.93 to $2.50. The fair value of stock options granted during 2025 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

●	Risk-free interest rate: 4.12%
●	Expected volatility: 43% – 47%
●	Expected term: 5.0 – 6.5 years
●	Dividend yield: 0%

Expected volatility was based on the historical volatility of comparable public companies, and the expected term was determined using the simplified method.

Stock options granted during 2025 generally vest over a three-year period and expire ten years from the grant date. Certain options granted in prior periods vested upon grant. The Company accounts for forfeitures as they occur and, accordingly, expects substantially all outstanding options to vest.

As of December 31, 2025, options to purchase 803,542 shares of common stock were vested and exercisable, with a weighted-average exercise price of $2.42 with a weighted-average exercise price of $2.42 and a remaining contractual life of 7.9 years on a weighted-average basis.

	Number of Options	Weighted Average Exercise Price	Aggregate Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2024	593,470	$2.58	$52,821
Granted	790,000	2.05	106,590
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2025	1,383,470	$2.28	$83,524	$3,037,738

Stock-based compensation expense was $245,419 and $414,614 for the years ended December 31, 2025, and 2024, respectively.

As of December 31, 2025, total unrecognized compensation cost related to unvested stock options was $599,549, which is expected to be recognized over the remaining weighted-average vesting period of 2.4 years. As of December 31, 2025, the weighted-average remaining contractual life of outstanding options was 8.6 years.

Note 15 – Common Stock Warrants

The Company evaluated the warrants under ASC 815 and determined that they meet the criteria for equity classification.

Issuance of Warrants

On November 14, 2025, the Company issued warrants to purchase 41,384 shares of its common stock in connection with an underwritten offering of common stock. The warrants fully vest on May 13, 2026. The warrants are exercisable at an exercise price of $3.00 per share and expire on November 14, 2030. The warrants are classified as equity and were recorded to additional paid-in capital at their estimated fair value on the issuance date, determined using the Black-Scholes option pricing model.

The issuance of these warrants did not result in the receipt of additional cash proceeds beyond those received in the related financing transaction. Refer to Note 13 – Changes in Stockholders’ Equity, for additional information on the offering relating to the issuance of these warrants.

Exercise of Warrants

During the year ended December 31, 2025, warrants to purchase 1,504,844 shares were exercised, resulting in aggregate cash proceeds of $1,500,799.

The aggregate intrinsic value of warrants exercised during 2025 was $1,756,000.

On June 4, 2025, Kaufman Kapital exercised warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share, resulting in cash proceeds of $1,000,000. These warrants were originally issued in connection with the Kaufman Kapital Senior Secured Convertible Note.

Warrants from other series were exercised for the purchase of an aggregate of 504,844 shares of the Company’s common stock at exercise prices ranging from $0.96 to $1.00 per share, resulting in aggregate cash proceeds of $500,799. These exercises included 362,500 shares related to the Eagle Vision Senior Secured Note at an exercise price of $1.00 per share and 101,128 shares related to underwriter warrants issued in connection with a secondary offering at an exercise price of $0.96 per share.

In total, warrants were exercised at a weighted-average exercise price of approximately $1.00 per share during the year ended December 31, 2025.

Refer to Note 12 – Debt for additional information regarding the Kaufman Kapital Senior Secured Convertible Note and Eagle Vision Senior Secured Note.

Modified Warrant

On June 4, 2025, the Company amended certain warrants to extend their contractual term. The modification was accounted for as an equity-classified warrant modification, and the incremental fair value of $32,099 resulting from the extension was recognized as an increase to additional paid-in capital. No other material terms, including exercise price or number of shares issuable, were changed as part of the amendment.

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2024	3,462,665	$1.88
Issued	41,384	3.00
Exercised	1,504,844	1.00
Expired	-	-
Outstanding at December 31, 2025	1,999,205	$2.56	5.65

Exercisable at December 31, 2025	1,957,821	$2.57	5.67

The remaining contractual life of outstanding warrants ranges from 1 to 8.7 years.

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

The Company has cash, notes receivable, and debts that must be measured under the fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balances sheet as of December 31, 2025 and 2024:

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3
Assets
Cash	$616,278	$-	$-
Right-of-use-asset	-	-	1,385,892
Notes receivable	-	-	-
Total assets	616,278	-	1,385,892
Liabilities
Convertible notes payable, related parties net of $66,587 of discounts	-	-	3,360,691
Notes payable	-	1,534,500	-
Notes payable, related parties	-	-	-
Lease liabilities	-	-	1,704,664
Total liabilities	-	1,534,500	5,065,355
Total assets and liabilities	$616,278	$(1,534,500)	$(3,679,463)

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$2,329,452	$-	$-
Right-of-use-asset	-	-	1,575,497
Notes receivable	-	359,982	-
Total assets	2,329,452	359,982	1,575,497
Liabilities
Convertible notes payable, related parties net of $66,587 of discounts			3,333,413
Notes payable	-	1,846,147	-
Notes payable, related parties		1,200,000	-
Lease liability	-	-	1,674,064
Total liabilities	-	3,046,147	5,077,477
Total assets and liabilities	$2,329,452	$(2,686,165)	$(3,521,286)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 31, 2025 and 2024.

Note 17 – Segment Reporting

The Company is a consumer-packaged foods company focused on developing, manufacturing, marketing, and distributing clean-label, plant-based dried fruit and vegetable snacks for retail and foodservice markets through BranchOut-branded products, private-label offerings, and industrial ingredient sales. In accordance with ASC 280, Segment Reporting, the Company has identified two operating and reportable segments based on how its Chief Executive Officer, who serves as the Chief Operating Decision Maker (“CODM”), evaluates performance and allocates resources:

●	United States Operations – includes all sales, marketing, distribution, and customer relationships. This segment generates substantially all of the Company’s consolidated revenue through sales to retail customers, distributors, and e-commerce platforms within the United States.
●	Latin American Operations – includes the Company’s production and manufacturing activities, including its dehydration facility in Pisco, Peru, and related production support functions.

Segment Structure and Operations

The Company’s United States Operations segment is responsible for revenue generation and customer engagement, while the Latin American Operations segment supports these activities through the manufacture of finished goods and production of ingredient products. All revenue is generated within the United States, and the Latin American Operations segment does not generate external revenue. Instead, it operates as an internal production function, with costs reflected in cost of goods sold and operating expenses.

The Company manages these segments separately due to differences in function, cost structure, and geographic location. The United States Operations segment is focused on sales growth, distribution expansion, and brand development, while the Latin American Operations segment is focused on production efficiency, capacity utilization, and cost management.

CODM Evaluation and Measure of Profit or Loss

The CODM evaluates segment performance and allocates resources primarily based on segment earnings before interest expense, interest income, income taxes, stock compensation expense, impairment expense, and depreciation and amortization (“EBITDA”). Segment EBITDA is used by the CODM to:

●	evaluate operating performance and efficiency,
●	assess period-over-period results,
●	compare actual performance to budgets and strategic targets, and
●	determine capital allocation priorities across the business.

Segment Expenses

For the U.S. Operations segment, expenses include cost of goods sold from third party manufacturers for raisins and prunes as well as operating expenses such as general and administrative, salaries and wages, professional fees, and other selling and administrative costs.

For the Latin American Operations segment, expenses primarily include production-related costs, including manufacturing overhead, labor, facility costs, and other operating expenses associated with the Company’s production activities. During the year ended December 31, 2025, the Latin American Operations segment incurred significant costs associated with the ramp-up and operation of the Company’s Peru facility, which negatively impacted segment EBITDA.

Corporate-level expenses, including executive, finance, and administrative functions, are recorded within the U.S. Operations segment and are not allocated to the Latin American Operations segment for purposes of CODM evaluation.

Assets and Capital Expenditures

The CODM reviews asset information on a consolidated basis and does not evaluate assets by segment. Accordingly, asset information is not disclosed by reportable segment. Capital expenditures are primarily associated with the Latin American Operations segment, reflecting ongoing investment in manufacturing equipment, facility infrastructure, and production capacity.

Reportable Segment Information

The following table presents revenue, significant expenses, and segment EBITDA for the Company’s reportable segments, together with a reconciliation to consolidated net loss before income taxes for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
	2025	2024

United States operations segment sales	$13,724,563	$6,434,514

United States operations segment cost of goods sold	2,834,229	5,480,874
United States operations segment expenses:
General and administrative	2,312,198	1,285,245
Rent	49,590	52,727
Salaries and wages	1,027,351	975,647
Professional fees	960,855	800,564
Total United States operating expenses	$4,349,994	$3,114,183
United States operations segment EBITDA	$6,540,340	$(2,160,543)

Latin American operations segment cost of goods sold	$8,239,306	$-
Latin American operations segment expenses:
General and administrative	1,710,708	263,438
Rent	158,826	187,486
Salaries and wages	349,798	213,940
Professional fees	181,657	200,493
Total Latin American operating expenses	2,400,989	865,357
Latin American operations segment EBITDA	$(10,640,295)	$865,357
Consolidated EBITDA	$(4,099,955)	$(3,025,900)
Reconciliation of net earnings before income tax expense:
Consolidated EBITDA	$(4,099,955)	$(3,025,900)
Depreciation	(616,581)	(171,843)
Interest income	19,400	14,156
Interest expense	(780,595)	(863,231)
Stock compensation expense	(245,419)	(704,698)
Impairment of note receivable	(401,522)	-
Consolidated net loss before income tax expense	$(6,124,672)	$(4,751,516)

Note 18 – Related Party Transactions

Kaufman Kapital, led by Daniel Kaufman, is a beneficial owner holding more than 10% of the Company’s outstanding common stock.

On July 15, 2024, the Company entered into a Securities Purchase Agreement with Daniel L. Kaufman, as described in Note 12. As of December 31, 2025 the principal outstanding on the Convertible Note was $3,400,000. Kaufman Kapital exercised the $1.00 Warrant on June 24, 2025, as described in Note 15. The $1.50 Warrant has not been exercised as of December 31, 2025.

On August 29, 2024, the Company borrowed $1,200,000 from Kaufman Kapital pursuant to the Secured Note, as described in Note 12.

On May 7, 2025, September 30, 2025, and November 17, 2025 the Company repaid $325,000, $375,000, and $500,000 of principal on the Secured Note. The principal outstanding is $0 as of December 31, 2025.

Subsequent to December 31, 2025, the Company entered into a $1,500,000 Senior Secured Promissory Note with Kaufman Kapital. In addition, Kaufman Kapital converted $500,000 of principal outstanding under the Company’s Convertible Note into 659,457 shares of the Company’s common stock. See Note 21 – Subsequent Events.

Eagle Vision Fund LP is led by the Company’s CFO, John Dalfonsi.

As discussed further in Note 12 above, on various dates from January 9, 2024 through May 22, 2024, the Company completed the sale of an aggregate $1,675,000 of Senior Secured Notes and Warrants to purchase an aggregate of 518,750 shares of the Company’s common stock, to a group of investors led by Eagle Vision Fund LP.

During the year ended December 31, 2025 the Company repaid $1,560,000 of remaining principal outstanding under the Senior Secured Notes resulting in the payment in full of such notes as of December 31, 2025.

During the year ended December 31, 2025, of the 518,750 Warrants issued to purchasers of the Senior Secured Notes, Warrants were exercised to purchase an aggregate of 350,000 shares of the Company’s common stock at an exercise price of $1.00 per share for aggregate cash proceeds of $350,000.

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

The Company is the subject of a lawsuit commenced by its former Chief Financial Officer alleging wrongful termination. Based on information currently available and on the advice of legal counsel, the Company is engaged in settlement discussions related to this matter. While no agreement has been finalized, the Company believes that a resolution of the matter may result in a payment. At this time, the Company is unable to determine that a loss is both probable and reasonably estimable and, accordingly, no liability has been recorded in the accompanying consolidated financial statements. The ultimate outcome of this matter remains uncertain.

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

In order to maintain exclusivity, the Company must make annual royalty minimum payments to EnWave of $250,000 per year, commencing in 2025 and continuing through each subsequent year in perpetuity, as long as the Company elects to maintain exclusivity. The Company recognized $250,000 of royalty expenses for the year ended December 31, 2025.

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

Note 20 - Income Taxes

The Company incurred net operating losses for the years ended December 31, 2025 and 2024. Accordingly, no provision for income taxes has been recorded. In addition, no income tax benefit has been recognized due to the uncertainty of the realization of deferred tax assets.

Effective Tax Rate Reconciliation

The provision (benefit) for income taxes differs from the amount computed by applying the U.S. federal statutory income tax rate to the Company’s loss before income taxes for the years ended December 31, 2025 and December 31, 2024 are as follows:

	2025	2024
U.S. federal statutory rate	21.0%	21.0%
Change in valuation allowance	(21.0)%	(21.0)%
Effective tax rate	0.0%	0.0%

Deferred Tax Assets

The components of the Company’s deferred tax asset are as follows:

	December 31,	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$2,703,836	$1,997,520

Net deferred tax assets before valuation allowance	$2,703,836	$1,997,520
Less: Valuation allowance	(2,703,836)	(1,997,520)
Net deferred tax assets	$-	$-

The Company has incurred cumulative losses since inception which makes realization of its deferred tax assets uncertain. Based on the available objective evidence, including the Company’s history of operating losses, management believes it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2025 and 2024.

Net Operating Loss Carryforwards

At December 31, 2025, the Company had approximately $12.9 million of federal net operating loss carryforwards available to offset future taxable income. Federal net operating losses generated after December 31, 2017 may be carried forward indefinitely; however, the utilization of such losses is limited to 80% of taxable income in any given year.

Utilization of the Company’s net operating loss carryforwards may be subject to annual limitations under Section 382 of the Internal Revenue Code due to changes in ownership.

Income Taxes Paid

Income taxes paid (net of refunds) were as follows:

	2025	2024
Federal	$-	$-
State	-	-
Foreign	-	-
Total	$-	$-

The Company did not incur or pay income taxes during the years ended December 31, 2025 and 2024 due to operating losses.

Foreign Taxes

The Company’s foreign subsidiary is subject to income taxation in Peru. Deferred tax assets related to the foreign jurisdiction have not been recognized due to cumulative losses and the Company’s overall valuation allowance position.

Uncertain Tax Positions

In accordance with ASC 740, the Company evaluates uncertain tax positions using a two-step recognition and measurement process. The Company has evaluated its tax positions and determined that there are no uncertain tax positions as of December 31, 2025 and 2024.

Note 21 – Subsequent Events

The Company evaluated subsequent events through the date the consolidated financial statements were issued.

Debt

On January 28, 2026, the Company borrowed $1,500,000 from Kaufman Kapital, pursuant to a Senior Secured Promissory Note (the “Note”). The Note matures on January 28, 2027 and bears interest at a rate of 8% per annum. The Company’s obligations under the Note are secured by a lien on substantially all of the Company’s assets pursuant to a Security Agreement previously entered into in connection with the issuance of the Company’s 12% Senior Secured Convertible Promissory Note dated July 23, 2024. The Note includes customary affirmative and negative covenants and events of default.

On January 28, 2026, Kaufman Kapital converted $500,000 of principal outstanding under the Convertible Note into 659,457 shares of the Company’s common stock. Refer to Note 12 – Debt for additional information.

Exercise of Warrants

On February 24, 2026, warrants were exercised to purchase 37,500 shares of the Company’s common stock at an exercise price of $1.00 per share, resulting in aggregate cash proceeds of $37,500.

At-the-Market Offering

On January 27, 2026, the Company entered into an At-The-Market Issuance Sales Agreement (the “ATM Agreement”) with Alexander Capital, L.P., as sales agent. Under the ATM Agreement, the Company may offer and sell shares of its common stock from time to time through the sales agent for aggregate gross proceeds of up to $1,500,000. The sales agent is entitled to a commission equal to 3.0% of the gross proceeds of shares sold under the ATM Agreement.

As of February 13, 2026, the Company had issued and sold 500,000 shares of common stock under the ATM Agreement for aggregate gross proceeds of $1,499,873.

Stock-Based Compensation

On February 10, 2026, the Compensation Committee of the Board of Directors approved the grant of stock options under the 2022 Plan to directors, employees, and consultants to purchase an aggregate of 1,390,000 shares of the Company’s common stock at an exercise price of $2.96 per share, representing the fair market value of the Company’s common stock on the grant date. All options have a ten-year term.

The grants include a combination of time-based and performance-based awards. Time-based options vest over periods of up to 36 months, while certain performance-based options vest upon the Company achieving specified revenue and EBITDA targets. The Company will recognize stock-based compensation expense related to these awards in future periods in accordance with ASC 718. Because these grants were made after December 31, 2025, they did not impact the Company’s consolidated financial statements for the year ended December 31, 2025.

Tariff Refund – Gain Contingency

On March 4, 2026, the U.S. Court of International Trade ruled that certain tariffs imposed under the International Emergency Economic Powers Act were unlawful. As a result, the Company may be entitled to a refund of tariffs previously paid. As of December 31, 2025, the Company had paid $348,752 of such tariffs. The Company has concluded that recovery of these amounts represents a gain contingency under ASC 450, Contingencies. Accordingly, no receivable or reduction of cost of goods sold has been recognized in the 2025 consolidated financial statements. Any recovery will be recognized when realized or realizable. The timing and amount of recovery remain subject to further legal proceedings and administrative action by U.S. Customs and Border Protection.

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

As of December 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a –15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013).” Based on this assessment, management identified the following material weaknesses that have caused management to conclude that, as of December 31, 2025, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level. We noted the following deficiencies that we believe to be material weaknesses: (1) the Company has no formal control process related to the identification and approval of related party transactions; (2) the Company lacks a formal and complete set of policies and procedures that cover the Company’s internal controls over financial reporting; (3) the Company did not maintain effective internal controls to assure proper segregation of duties; and (4) the Company has a lack of resources to evaluate and review appropriate accounting treatment for certain complex areas, such as the treatment of deferred tax assets, unique transactions, and share based compensation.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the fourth fiscal quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the present directors and executive officers of the Company. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Age	Position
Eric Healy	42	Chief Executive Officer, Chairman of the Board
John Dalfonsi	60	Chief Financial Officer, Director
Greg Somerville	58	Director
Byron Riché Jones	42	Director
Deven Jain	23	Director
Lindsey L. Schwartz	58	Director

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

Greg Somerville—Independent Director. Greg Somerville was appointed to our Board of Directors on June 21, 2023. Mr. Somerville is an accomplished 30-year Sales and Marketing veteran of the U.S. Food Industry. Since October of 2025, Mr. Somerville has been the Chief Executive Officer of Maple Donuts, LLC, a leader in the Retail In-Store-Bakery industry. Previously, from August of 2021 until April of 2025, Mr. Somerville served as North America Controller & Chief Executive Officer at Savencia Fromage and Dairy, which is the world’s leading specialty cheese company. Prior to joining Savencia, Mr. Somerville spent 20 years at Land O’Lakes, Inc., starting in July of 2001 and leaving in July of 2021, where he held a variety of leadership positions in sales, customer marketing, category & consumer insights and sustainability. Mr. Somerville is a trusted industry expert as he previously held board positions at the National Frozen & Refrigerated Foods Association and the International Dairy Deli Bakery Association. Mr. Somerville’s proven track record managing branded food products across the retail, food service and B2B ingredients segments will be invaluable toward supporting BranchOut’s future growth. Mr. Somerville has a BS in Business from the University of Wisconsin and an MBA from Quinlan School of Business.

Byron Riché Jones—Independent Director. Byron Riché Jones was appointed to our Board of Directors on January 10, 2024. Mr. Jones is a distinguished executive with over 15 years in Project Management and Business Solutions experience, and has served as a director of several publicly traded and privately held companies, specifically in the Commercial Real Estate, Consumer Goods, Hospitality, Technology, and Sustainability sectors. Since 2023, Mr. Jones has been a Global Director at Cushman & Wakefield, one of the largest global real estate companies in the world. Prior to that, from 2020 to 2023, Mr. Jones served as a Senior Director at Jones Lang LaSalle. Mr. Jones is also the principal of ELEVEN03 Hospitality LLC, a growth portfolio company with holdings in notable Bay Area nightlife venues, including “NOVA nightclub’ and “Wild Rose Eatery and Lounge”. Mr. Jones earned an Honors BS degree in Business Management from the WP Carey School of Business with an emphasis in Small Business Entrepreneurship from Arizona State University in 2005.

Deven Jain—Independent Director. Deven Jain was appointed to our Board of Directors on July 24, 2024 upon the closing of the investment by Kaufman Kapital, LLC in our securities, although there is no agreement or arrangement between the Company and Kaufman pursuant to which Kaufman has the right to appoint or nominate a director. Mr. Jain has been a portfolio manager at Z1 Labs since September 2025. Previously, Mr. Jain served as an analyst at Kaufman Kapital from June 2024 until January 2025, and was also an intern at CarMax and Dominion Energy. Mr. Jain earned a Bachelor of Science in Commerce with a Finance concentration from The McIntire School of Commerce.

Lindsey L. Schwartz—Independent Director. Lindsey L. Schwartz was appointed to our Board of Directors on February 13, 2025. Since September of 2020, Mr. Schwartz has been the Executive Chairman of Schwartz Brothers Restaurants, and previously served as its Chief Executive Officer. Schwartz Brothers Restaurants owns and operates a number of full-service restaurants and food service companies, located primarily in the greater Seattle, Washington area, and Schwartz Brothers Bakery, which sells products in the U.S. and Canada in many of the largest grocery and warehouse club chains. Mr. Schwartz also serves on the board of directors for Evergreens Salads and multiple advisory boards, including South Forty Snacks, Tiphaus and Radius Networks, and formerly served on the advisory board of Nutpods. Mr. Schwartz earned his Bachelor of Science degree in Business Administration from University of Southern California.

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

The board of directors has affirmatively determined that each member who serves on the Audit Committee meets the additional independence criteria applicable to Audit Committee members under SEC rules and Nasdaq listing rules. The board of directors has affirmatively determined that each member of the Audit Committee is financially literate. However, as a result of Mr. Dalfonsi’s resignation from the Audit Committee in January 2024, no member of the Audit Committee currently meets the qualifications of an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act. The Audit Committee consists of Mr. Jones, Mr. Schwartz and Mr. Somerville. Mr. Jones serves as chair of the Audit Committee.

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

The Board has affirmatively determined that each member of the Compensation Committee meets the independence criteria applicable to Compensation Committee members under SEC rules and Nasdaq listing rules. The Company believes that the composition of the Compensation Committee meets the requirements for independence under, and the functioning of such Compensation Committee complies with, any applicable requirements of the rules and regulations of Nasdaq listing rules and the SEC. The Compensation Committee consists of Mr. Schwartz, Mr. Somerville and Mr. Jones. Mr. Schwartz serves as chair of the Compensation Committee.

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

The Board has determined that each member of the Nominating and Corporate Governance Committee is independent within the meaning of the independent director guidelines of Nasdaq listing rules. The Nominating and Corporate Governance Committee consists of Mr. Jain, Mr. Somerville and Mr. Jones. Mr. Jain serves as chair of the Nominating and Corporate Governance Committee.

Code of Ethics and Insider Trading Policy

We have adopted a written Code of Business Conduct and Ethics that applies to our directors, officers, and employees, including our Chief Executive Officer, Chief Financial Officer, and Chief Operational Officer or persons performing similar functions, in accordance with U.S. federal securities laws and the corporate governance rules of Nasdaq (the “Code”). The Code includes provisions governing the purchase and sale of our securities by our directors, officers and employees, which are designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards. The Code is available on the investor relations portion of our website at www.branchoutfood.com. Any substantive amendments or waivers of the Code of Conduct or any similar code(s) subsequently adopted for senior financial officers may be made only by our Board and will be promptly disclosed as required by applicable U.S. federal securities laws and the corporate governance rules of Nasdaq.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and beneficial owners of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Such persons are required to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms filed with the SEC, the Company believes that all filing requirements applicable to its directors, executive officers, and greater than 10% beneficial owners known to the Company were complied with on a timely basis during the fiscal year ended December 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following Summary Compensation Table summarizes the compensation awarded to, earned by, or paid to Eric Healy, our Chief Executive Officer and Chairman, and John Dalfonsi, our Chief Financial Officer (collectively, the “Named Executive Officers) during the fiscal years ended December 31, 2025 and 2024. The amounts reported include salary, bonuses and equity-based compensation.

Name and	Fiscal				Option
Financial Position	Year	Salary		Bonus	Awards ($)		Total

Eric Healy,	2025	$303,630	(1)	$-	$201,504	(1)	$505,134
Chief Executive Officer and Chairman	2024	$255,377		$100,000	$120,132	(2)	$375,509

John Dalfonsi,	2025	$150,000		$-	$34,118	(3)	$184,118
Chief Financial Officer	2024	$150,000		$-	$64,356	(4)	$214,356

(1)	On April 14, 2025, we granted Mr. Healy the option to purchase 15,000 shares of common stock at an exercise price of $1.94 per share. The grant-date fair value of the option award, computed in accordance with ASC 718, using the Black-Scholes option pricing model, based on a volatility rate of 46% and a call option value of $0.8796, was $13,195. On June 12, 2025 we granted Mr. Healy the option to purchase 180,000 shares of common stock at an exercise price of $2.06 per share. The grant-date fair value of the option award, computed in accordance with ASC 718, using the Black-Scholes option pricing model, based on volatility rate of 45% and a call option value of $1.0462, was 188,309.

(2)	On February 22, 2024, we granted Mr. Healy the option to purchase 140,000 shares of common stock at an exercise price of $1.92 per share. The grant-date fair value of the option award, computed in accordance with ASC 718, using the Black-Scholes option pricing model, based on a volatility rate of 41% and a call option value of $0.8581, was $120,132.

(3)	On April 14, 2025, we granted Mr. Dalfonsi the option to purchase 15,000 shares of common stock at an exercise price of $1.94 per share. The grant-date fair value of the option award, computed in accordance with ASC 718, using the Black-Scholes option pricing model based on a volatility rate of 46% and a call option value of $0.8796, was $13,195. On June 12, 2025 we granted Mr. Dalfonsi the option to purchase 20,000 shares of common stock at an exercise price of $2.06 per share. The grant-date fair value of the option award, computed in accordance with ASC 718, using the Black-Scholes option pricing model, based on volatility rate of 45% and a call option value of $1.0462, was 20,923.

(4)	On February 22, 2024, we granted Mr. Dalfonsi the option to purchase 75,000 shares of common stock at an exercise price of $1.92 per share. The grant-date fair value of the option award, computed in accordance with ASC 718, using the Black-Scholes option pricing model, based on a volatility rate of 41% and a call option value of $0.8581, was $64,356.

(5)	Effective April 15, 2025, the annual base salary of Mr. Healy was increased from $250,000 to $325,000.

The amounts reported in the “Option Awards” column represent the grant-date fair value of the option awards computed in accordance with FASB ASC Topic 718.

Employment Agreements and Incentive Compensation

We have entered into a three-year employment agreement with our Chief Executive Officer, Eric Healy, dated December 6, 2022, which automatically renews for successive one-year periods unless terminated by either party. Pursuant to the agreement, Mr. Healy agreed to serve as Chief Executive Officer and Chairman of our board of directors in consideration for an annual base salary of $250,000, which commenced upon the completion of the Company’s initial public offering and is payable in regular installments in accordance with the Company’s standard payroll practices. Effective April 15, 2025, the Company increased Mr. Healy’s annual base salary to $325,000. The increase in Mr. Healy’s base salary during 2025 is reflected in the Summary Compensation Table above. All other terms of the employment agreement remained unchanged.

The employment agreement provides for eligibility to receive an annual bonus, as determined by the board of directors, and possible additional discretionary bonuses based on services rendered and results achieved by Mr. Healy.

Pursuant to Mr. Healy’s employment agreement, in the event that he is involuntarily terminated by the Company other than for “Cause,” or if he resigns for “Good Reason,” he is entitled to receive, subject to certain conditions: (i) an amount equal to the remaining unpaid amounts under the employment term (three years from the date of the agreement), plus an additional twelve months of his then-current base salary, each payable on the date of termination; (ii) an amount equal to the target bonus for the year of termination, payable within five days following the date of termination; and (iii) continued medical and dental coverage. “Cause” and “Good Reason” are each defined in the employment agreement.

Mr. Healy has also agreed to certain non-solicitation, non-disparagement and non-competition provisions for a period of 24 months following termination of employment and to certain confidentiality obligations. Additional terms and conditions are set forth in the employment agreement.

We have entered into a consulting agreement with our Chief Financial Officer dated April 12, 2022, as amended on January 10, 2024. Pursuant to such agreement, Mr. Dalfonsi has agreed to serve as Chief Financial Officer until December 31, 2027 in consideration of monthly payments of $12,500 ($150,000 annually).

Outstanding Equity Awards

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our Named Executive Officers at December 31, 2025.

Outstanding Option Awards at Fiscal Year-End
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date

Eric Healy, Chief Executive Officer	30,000	(1)	150,000	$2.06	June 11, 2035
	15,000	(2)	-	$1.94	April 13, 2035
	140,000	(4)	-	$1.92	February 21, 2034

John Dalfonsi, Chief Financial Officer	3,333	(1)	16,667	$2.06	June 11, 2035
	15,000	(2)	-	$1.94	April 13, 2035
	30,000	(3)	-	$6.00	August 7, 2028
	75,000	(4)	-	$1.92	February 21, 2034

(1)	Options granted on June 12, 2025 vest monthly over three years from the grant date.
(2)	Options granted on April 14, 2025 vested monthly over six months from the grant date.
(3)	Options granted on August 8, 2023, vested monthly over one year from the grant date.
(4)	Options granted on February 22, 2024, vested immediately.

Option Exercises and Stock Vested

None of our Named Executive Officers exercised any stock options or acquired stock through vesting of an equity award during the year ended December 31, 2025.

Director Compensation

The following table summarizes the compensation paid or accrued by us to our directors who are not Named Executive Officers of the Company for the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash	Stock Award	Option Awards		Non-Equity Incentive Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation	Total
Byron Riché Jones	$-	$-	$13,195	(1)	$-	$-	$-	$13,195
Greg Somerville	$-	$-	$13,195	(1)	$-	$-	$-	$13,195
Deven Jain	$-	$-	$13,195	(1)	$-	$-	$-	$13,195
Lindsay L. Schwartz	$-	$-	$29,294	(2)	$-	$-	$-	$29,294

(1)	On April 14, 2025, we granted Mr. Jones, Mr. Somerville, and Mr. Jain the option to purchase 15,000 shares of common stock at an exercise price of $1.94 per share, exercisable over a 10-year term. The grant-date fair value of the option award, computed in accordance with ASC 718, using the Black-Scholes option pricing model, based on a volatility rate of 46% and a call option value of $0.8796, was $13,195.

(2)	On April 11, 2025, we granted Mr. Schwartz the option to purchase 30,000 shares of common stock at an exercise price of $1.93 per share, exercisable over a 10-year term. The grant-date fair value of the option award, computed in accordance with ASC 718, using the Black-Scholes option pricing model, based on a volatility rate of 46% and a call option value of $0.8765, was $29,294.

As of December 31, 2025, the following number of stock options were outstanding and held by our non-employee directors: Byron Riché Jones held options to purchase 49,166 shares of common stock, Greg Somerville held options to purchase 60,000 shares of common stock, Deven Jain held options to purchase 15,000 shares of common stock, and Lindsay L. Schwartz held options to purchase 30,000 shares of common stock.

Non-employee directors receive equity compensation from time to time at the discretion of the Board of Directors. Directors are not currently paid cash compensation for their service on the Board. Non-employee directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.

Stock option awards described above were granted pursuant to the Company’s 2022 Equity Incentive Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 25, 2026, certain information regarding the beneficial ownership of the Company’s common stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of the Company’s common stock, (ii) each director of the Company, (iii) each named executive officer of the Company, and (iv) all executive officers and directors of the Company as a group. The address of each of our directors and executive officers named in the table is c/o BranchOut Food Inc., 205 SE Davis Ave., Suite C, Bend, Oregon 97702:

	Common Stock
Name of Beneficial Owner(1)	Number of Shares	% of Class(2)
Officers and Directors:
Eric Healy, Chairman and Chief Executive Officer(3)	2,176,354	14.1%
John Dalfonsi, Chief Financial Officer and Director(4)	349,055	2.4%
Greg Somerville, Director(5)	67,500	*
Byron Riché Jones, Director(6)	208,455	1.4%
Lindsey L. Schwartz, Director(7)	181,550	1.2%
Deven Jain, Director(8)	22,500	*
Directors and Officers as a Group (6 persons)	3,005,414	19.7%
5% or Greater Shareholders
Eric Healy, CEO(3)	2,176,354	14.1%
Kaufman Kapital, LLC(9)	6,876,022	34.7%
Bard Associates, Inc.(10)	1,034,600	7.1%

* Represents beneficial ownership of less than 1%.

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.

(2)	Applicable percentage ownership is based on 14,582,416 shares of common stock outstanding as of March 25, 2026. Shares of common stock subject to options, warrants, or convertible securities that are exercisable or convertible within 60 days of such date are deemed outstanding for the purpose of computing the percentage ownership of the person holding such securities but are not deemed outstanding for computing the percentage ownership of any other person.

(3)	Includes 239,250 shares issuable upon exercise of options and 659,456 shares issuable upon exercise of warrants, all of which are exercisable within 60 days.

(4)	Includes 154,861 shares issuable upon exercise of options and 44,803 shares issuable upon exercise of warrants exercisable within 60 days. Also includes shares held by EagleVision Ventures, Inc., an entity wholly owned by the spouse of Mr. Dalfonsi. Mr. Dalfonsi’s spouse has sole voting and dispositive power over such shares.

(5)	Includes 67,500 shares issuable upon exercise of options all of which are exercisable within 60 days.

(6)	Includes 12,500 shares held by Byron R Jones & Angelina Jones JT TEN and 59,166 shares issuable upon exercise of options exercisable within 60 days.

(7)	Includes 40,00 shares issuable upon exercise of options all of which are exercisable within 60 days.

(8)	Includes 22,500 shares issuable upon exercise of options all of which are exercisable within 60 days.

(9)	Includes 500,000 shares issuable upon exercise of warrants, 4,638,793 shares issuable upon conversion of $2,900,000 of outstanding principal under the Convertible Note, and 813,945 shares that could be converted into common stock on the accrued interest under the Convertible Note as of March 25, 2026. Daniel L. Kaufman, is the managing member of Kaufman Kapital LLC, exercises voting and dispositive control over these shares and may therefore be deemed to beneficially own such shares held by the entity.

(10)	Based solely on information contained in a Schedule 13G filed with the Securities and Exchange Commission on December 3, 2025.

Equity Compensation Plan Information

This following table provides information about shares of our common stock that may be issued upon exercise of outstanding equity awards at December 31, 2025. Other than individual options outstanding reflected in the table below, we did not have any shares authorized for issuance under equity plans at December 31, 2025.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,383,470	$2.28	219,530
Equity compensation plans not approved by security holders (1)	123,494	5.79	N/A
Total	1,506,964	$2.57	219,530

(1)	Represents warrants issued to the underwriter as compensation in connection with the Company’s initial public offering on June 21, 2023, the Company’s follow-on public offering on June 26, 2024, and the Company’s underwritten offering on November 14, 2025.

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

Shares Subject to the 2022 Equity Incentive Plan. The aggregate number of shares of common stock initially available for issuance in connection with options and other awards granted under the 2022 Equity Incentive Plan was 600,000. The number of shares of common stock available for issuance under the 2022 Equity Incentive Plan automatically increases on the first day of each fiscal year of the Company commencing with fiscal year 2023, and the first day of each fiscal year thereafter until the expiration date, in an amount equal to 5% percent of the total number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year of the Company, unless the board of directors takes action prior thereto to provide that there will not be an increase in the share reserve for such year or that the increase in the share reserve for such year will be of a lesser number of shares of common stock than would otherwise occur. As of December 31, 2025, the annual increases to the plan resulted in 1,633,000 shares being able to be issued under the plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Other than the transactions described below, since January 1, 2024 there has not been any transaction in which the Company was or is to be a participant and the amount involved exceeded $120,000 and in which any director, executive officer, holder of more than 5% of our common stock, or any member of their immediate family had or will have a direct or indirect material interest.

Transactions with Kaufman Kapital LLC

Kaufman Kapital LLC, led by Daniel Kaufman, is a beneficial owner holding more than 10% of the Company’s outstanding common stock.

On July 15, 2024, the Company entered into a Securities Purchase Agreement (as amended, the “SPA”) with Daniel L. Kaufman, pursuant to which Mr. Kaufman agreed to purchase from the Company, in a private placement (i) the Convertible Note convertible into shares of the Company’s common stock at a fixed price of $0.7582 per share of common stock, a (ii) a warrant to purchase 1,000,000 shares of common stock at an exercise price of $1.00 per share (the “$1.00 Warrant”), and (iii) a warrant to purchase 500,000 shares of common stock at an exercise price of $1.50 per share (the “$1.50 Warrant” and, together with the $1.00 Warrant, the “Warrants” and together with the Convertible Note, the “Purchased Securities”), in consideration of an initial loan in the principal amount of $2,000,000 (the “Initial Loan”) made to the Company under the Convertible Note, subject to the terms and conditions thereof. On July 19, 2024, the Company, Mr. Kaufman and Kaufman Kapital LLC (“Kaufman Kapital”) entered into an amendment to the SPA, which among other things, replaced Mr. Kaufman with Kaufman Kapital as the “Investor” under the SPA. The $1,400,000 balance on the promissory note was received on December 9, 2024.

Kaufman Kapital exercised the $1.00 Warrant in full on June 24, 2025. The $1.50 Warrant had not been exercised as of December 31, 2025.

On August 29, 2024, the Company borrowed $1,200,000 from Kaufman Kapital pursuant to a Senior Secured Promissory Note. During the year ended December 31, 2025, the Company repaid the note in full through principal payments of $325,000, $375,000, and $500,000, resulting in no outstanding balance as of December 31, 2025.

Subsequent to December 31, 2025, the Company entered into a $1,500,000 Senior Secured Promissory Note with Kaufman Kapital and Kaufman Kapital converted $500,000 of principal outstanding under the Convertible Note into 659,457 shares of the Company’s common stock. Additional information regarding these transactions is included in Note 21 – Subsequent Events to the consolidated financial statements.

Transactions with Eagle Vision Fund LP

Eagle Vision Fund LP (“Eagle Vision”) is owned by the spouse of John Dalfonsi, the Company’s Chief Financial Officer, and therefore constitutes a related party. Eagle Vision entered into financing transactions with the Company during 2024.

Between January 9, 2024 and May 22, 2024, the Company issued an aggregate of $1,675,000 of Senior Secured Notes and warrants to purchase 518,750 shares of the Company’s common stock to a group of investors led by Eagle Vision.

During the year ended December 31, 2025, the Company repaid $1,560,000 of principal outstanding under these notes, resulting in the payment in full of the Senior Secured Notes as of December 31, 2025.

During the year ended December 31, 2025, holders exercised warrants to purchase an aggregate of 350,000 shares of the Company’s common stock at an exercise price of $1.00 per share, resulting in $350,000 of cash proceeds to the Company.

Additional information regarding these transactions is included in Note 18 – Related Party Transactions and Note 12 – Debt to the consolidated financial statements.

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

Policies and Procedures for Related Person Transactions

The Company has adopted a policy requiring that any related party transaction be reviewed and approved by the Audit Committee of the Board of Directors. In evaluating a proposed related party transaction, the Audit Committee considers, among other factors, the related party’s interest in the transaction and whether the terms are comparable to those that could be obtained from an unaffiliated third party.

Director Independence

Our Board of Directors currently consists of Eric Healy, John Dalfonsi, Greg Somerville, Byron Riché Jones, Deven Jain, and Lindsey L. Schwartz.

Messrs. Healy and Dalfonsi, as executive officers of the Company, do not qualify as independent directors under the NASDAQ Capital Market independence standards.

The Board of Directors has determined that Greg Somerville, Byron Riché Jones, Deven Jain, and Lindsey L. Schwartz are independent directors in accordance with the NASDAQ Capital Market’s listing requirements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

M&K CPAS, PLLC was the Company’s independent registered public accounting firm for the years ended December 31, 2025 and 2024.

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

	Years Ended December 31,
	2025	2024
Audit fees(1)	$100,850	$65,450
Audit related fees(2)	21,000	24,900
Tax fees	-	-
All other fees	-	-
Total	$121,850	$90,350

(1)	Audit fees consist primarily of fees for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements included in the Company’s Form 10-K and the review of the Company’s quarterly consolidated financial statements included in Forms 10-Q.

(2)	Audit-related fees consist primarily of services performed in connection with registration statements on Form S-3 and the issuance of a comfort letter related to a financing transaction.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit	Description of Document

1.1	Underwriting Agreement, dated June 26, 2024, between the Company and Alexander Capital, L.P., as Representative of the Underwriters (Incorporated by reference to Exhibit 1.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 1, 2024)
1.2	At-The-Market Issuance Sales Agreement, dated as of October 23, 2024, between BranchOut Food Inc. and Alexander Capital, L.P. (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on October 23, 2024)
1.3	At-The-Market Issuance Sales Agreement, dated as of July 29, 2025, between BranchOut Food Inc. and Alexander Capital, L.P. (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 29, 2025)
1.4	Underwriting Agreement, dated November 13, 2025, between the Company and Alexander Capital, L.P., as Representative of the Underwriters (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on November 14, 2025)
3.1	Articles of Incorporation of BranchOut Food Inc. (incorporated by reference to Exhibit 3.1 of the Form S-1 filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 24, 2023)
3.2	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 1.2 of the Company’s form 8-K filed with the Securities and Exchange Commission on June 22, 2023)
3.3	Certificate of Amendment to Articles of Incorporation of BranchOut Food Inc. filed January 4, 2024 (incorporated by reference to Exhibit 3. of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on January 8, 2024)
3.4	Bylaws of BranchOut Food Inc. (incorporated by reference to Exhibit 3.2 of the Form S-1 filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 24, 2023)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Form S-1/A filed with the Securities and Exchange Commission by BranchOut Food Inc. on June 13, 2023)
4.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.3 of the Form S-1/A filed with the Securities and Exchange Commission by BranchOut Food Inc. on May 12, 2023)
4.3	Form of Common Stock Warrant (issued to Selling Stockholders) (incorporated by reference to Exhibit 4.3 of the Form S-1 filed with the Securities and Exchange Commission by BranchOut Food Inc. on June 9, 2023)
4.4	Form of Warrant issued under Subscription Agreement dated as of January 9, 2024, as amended on April 15, 2024 (Incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on January 16, 2024)
4.5	Representative’s Warrant (Incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 1, 2024)
4.6	Form of 12% Senior Secured Convertible Promissory Note of the Company in the principal amount of up to $3,400,000 issuable under Securities Purchase Agreement dated July 15, 2024 (Incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 19, 2024)
4.7	Form of $1.00 Warrant issuable under Securities Purchase Agreement dated July 15, 2024 (Incorporated by reference to Exhibit 4.2 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 19, 2024)
4.8	Form of $1.50 Warrant issuable under Securities Purchase Agreement dated July 15, 2024 (Incorporated by reference to Exhibit 4.3 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 19, 2024)
4.9	Form of Warrant issuable under Subscription Agreement dated July 15, 2024 (Incorporated by reference to Exhibit 4.4 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 19, 2024)
4.10	Description of Securities Registered Under Section 12 of the Exchange Act (Incorporated by reference to Exhibit 4.5 of the Form 10-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 1, 2024)
10.1	Form of Indemnification Agreement+ (incorporated by reference to Exhibit 10.1 of the Form S-1/A filed with the Securities and Exchange Commission by BranchOut Food Inc. on June 9, 2023)
10.2	2022 Equity Incentive Plan of BranchOut Food Inc.+ (incorporated by reference to Exhibit 10.2 of the Form S-1 filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 24, 2023)
10.3	Subscription Agreement dated as of January 10, 2024 between BranchOut Food Inc. and the investors named therein (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on January 16, 2024)
10.4	Form of Senior Secured Note issued under Subscription Agreement dated as of January 10, 2024 between BranchOut Food Inc. and the investors named therein (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on January 16, 2024)
10.5	Security Agreement dated as of January 10, 2024 between BranchOut Food Inc. and the investors named therein (incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on January 16, 2024)
10.6	Executive Employment Agreement between Eric Healy and BranchOut Food Inc. dated December 6, 2022+ (incorporated by reference to Exhibit 10.7 of the Form S-1 filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 24, 2023)

10.7	Contract Manufacturing Agreement between BranchOut Food Inc. and NXTDried Superfoods SAC dated January 14, 2022. £ (incorporated by reference to Exhibit 10.9 of the Form S-1 filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 24, 2023)
10.8	Manufacturing and Distributorship Agreement (“MDA”) between BranchOut Food Inc. and Natural Nutrition SpA, a Chilean company (“Nanuva”) dated February 4, 2021. £ (incorporated by reference to Exhibit 10.10 of the Form S-1 filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 24, 2023)
10.9	License Agreement between BranchOut Food, Inc. and EnWave Corporation dated May 7, 2021, together with amendments thereto dated October 26, 2022 and February 21, 2023. £ (incorporated by reference to Exhibit 10.11 of the Form S-1 filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 24, 2023)
10.10	First Amendment to Subscription Agreement dated as of April 16, 2024, between BranchOut Food Inc. and the investors named therein (Incorporated by reference to Exhibit 10.4 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 16, 2024)
10.11	Lease Agreement, dated as of May 10, 2024, between BranchOut Food Inc. and landlord of the Peru Facility (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on May 16, 2024)
10.12	Assignment of Credit and Substitution of Mortgagee, dated as of May 10, 2024, among BranchOut Food Inc., assignor, and landlord of the Peru Facility (Incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on May 16, 2024)
10.13	License Agreement between BranchOut Food, Inc. and EnWave Corporation dated May 7, 2021, together with amendments thereto dated October 26, 2022 and February 21, 2023. (Incorporated by reference to Exhibit 10.11 of the Form S-1 filed with the Securities and Exchange Commission by BranchOut Food Inc. on April 24, 2023).
10.14	Third Amendment to License Agreement, dated as of May 23, 2024, between BranchOut Food Inc. and EnWave Corporation (Incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on May 28, 2024)
10.15	Securities Purchase Agreement, dated July 15, 2024, between the Company and Daniel L. Kaufman (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 19, 2024)
10.16	Amendment to Securities Purchase Agreement, dated July 19, 2024, by and among the Company, Daniel L. Kaufman and Kaufman Kapital LLC (Incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 19, 2024)
10.17	Unit Subscription Agreement of the Company, dated July 15, 2024 (Incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 19, 2024)
10.18	Security Agreement between the Company and Kaufman Kapital LLC, dated July 23, 2024 (Incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 29, 2024)
10.19	Omnibus Amendment to Note Documents, dated July 23, 2024, between the Company and holders of the Company’s Senior Notes (Incorporated by reference to Exhibit 10.4 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 29, 2024)
10.20	Senior Secured Promissory Note of the Company in the principal amount of $1,200,000, dated August 29, 2024, issued to Kaufman Kapital LLC (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on August 30, 2024)
10.21	Public Deed of First Addendum to the Credit Assignment Agreement and Substitution of Mortgage Creditor, dated December 13, 2024, between BranchOut Food Inc. and Campos Del Sur S.A. (Incorporated by reference to Exhibit 10.21 of the Form 10-K filed with the Securities and Exchange Commission by BranchOut Food on April 15, 2025)
10.22	Warrant Exercise and Amendment to Notes And Warrant Agreement, dated as of May 30, 2025, between BranchOut Food Inc. and Kaufman Kapital LLC (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food on June 1, 2025).
10.23	Fifth Amendment to License Agreement, dated as of September 15, 2025, between BranchOut Food Inc. and EnWave Corporation † (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food on September 19, 2025)
10.24	Equipment Purchase Agreement, dated as of September 15, 2025, between BranchOut Food Inc. and EnWave Corporation (Incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food on September 19, 2025)
10.25	Promissory Note, dated as of September 15, 2025, issued by BranchOut Food Inc. in favor of EnWave Corporation (Incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food on September 19, 2025)
21.1	List of Subsidiaries of BranchOut Food Inc. (Incorporated by reference to Exhibit 21.1 of the Form 10-K filed with the Securities and Exchange Commission by BranchOut Food on April 15, 2025)
23.1*	Consent of M&K CPAS, PLLC
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy of BranchOut Food Inc. (Incorporated by reference to Exhibit 97.1 of the Form 10-K filed with the Securities and Exchange Commission by BranchOut Food on April 15, 2025)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates a management contract or compensatory plan or arrangement.

£ Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K 50

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANCHOUT FOOD INC.

(Registrant)

By:	/s/ Eric Healy
Eric Healy
Chief Executive Officer
(Principal Executive Officer)
Dated:	March 31, 2026

By:	/s/ John Dalfonsi
John Dalfonsi
Chief Financial Officer
(Principal Financial Officer)
Dated:	March 31, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the

Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric Healy	Chief Executive Officer and Chairman
Eric Healy	(Principal Executive Officer)	March 31, 2026

/s/ John Dalfonsi	Chief Financial Officer and Director
John Dalfonsi	(Principal Financial Officer)	March 31, 2026

/s/ Greg Somerville	Director
Greg Somerville		March 31, 2026

/s/ Byron Riché Jones	Director
Byron Riché Jones		March 31, 2026

/s/ Deven Jain	Director
Deven Jain		March 31, 2026

/s/ Lindsey L. Schwartz	Director
Lindsey L. Schwartz		March 31, 2026

