Form 10-Q
period 2026-03-31
BranchOut Food Inc.
filed 2026-05-14
CIK 1962481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title or class	Shares outstanding as of May 14, 2026
Common Stock, $0.001 par value	15,316,030

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRANCHOUT FOOD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash	$917,661	$616,278
Accounts receivable, net	1,099,730	1,318,882
Advances on inventory purchases	23,530	-
Inventory	4,026,029	2,385,079
Prepaid expenses and other current assets	1,669,362	1,364,668
Total current assets	7,736,312	5,684,907

Property and equipment, net	6,042,115	5,686,761
Right-of-use assets	1,337,927	1,385,892
Other assets	1,267,000	1,267,000
Other receivable, net of current portion	790,651	435,132

Total Assets	$17,174,005	$14,459,692

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,399,821	$1,252,757
Accrued expenses	1,225,173	1,035,373
Convertible notes payable, related party, net of discounts	2,874,897	3,360,691
Equipment notes payable, current portion	720,115	534,668
Notes payable, related party	1,500,000	-
Finance lease liability, current portion	127,197	85,658
Total current liabilities	8,847,203	6,269,147

Notes payable	34,500	34,500
Equipment notes payable, net of current portion	779,885	965,332
Finance lease liability, net of current portion	1,579,883	1,619,006

Total Liabilities	11,241,471	8,887,985

Stockholders’ Equity:
Preferred stock, $0.001 par value, 8,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 80,000,000 shares authorized; 14,582,416 and 13,385,459 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	14,582	13,385
Additional paid-in capital	31,426,345	29,218,186
Accumulated other comprehensive income (loss)	(29,380)	26,865
Accumulated deficit	(25,479,013)	(23,686,729)
Total Stockholders’ Equity	5,932,534	5,571,707

Total Liabilities and Stockholders’ Equity	$17,174,005	$14,459,692

See accompanying notes to financial statements.

BRANCHOUT FOOD INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025

Net revenue	$2,606,795	$3,170,863
Cost of goods sold	2,206,135	2,641,007
Gross profit	400,660	529,856

Operating expenses:
General and administrative	859,220	385,639
Salaries and wages	666,336	314,242
Professional fees	260,689	235,034
Shipping and handling to customers	155,891	106,545
Advertising and promotions	77,654	133,567
Total operating expenses	2,019,790	1,175,027

Operating loss	(1,619,130)	(645,171)

Other income (expense):
Interest income	1,749	5,136
Interest expense	(174,903)	(278,347)
Total other income (expense)	(173,154)	(273,211)

Net loss	$(1,792,284)	$(918,382)

Other comprehensive income (loss):
Gain (loss) on foreign currency translation	$(56,245)	$8,209

Net other comprehensive loss	$(1,848,529)	$(910,173)

Weighted average common shares outstanding - basic and diluted	14,424,086	8,745,747

Net loss per common share - basic and diluted	$(0.12)	$(0.11)

See accompanying notes to financial statements.

BRANCHOUT FOOD INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended March 31, 2026
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2025	-	$-	13,385,459	$13,385	$29,218,186	$26,865	$(23,686,729)	$5,571,707
Issuance of common stock under ATM program, net of issuance costs	-	-	500,000	500	1,428,544	-	-	1,429,044
Issuance of common stock in connection with debt conversion	-	-	659,457	659	499,341	-	-	500,000
Issuance of common stock upon exercise of warrants	-	-	37,500	38	37,462	-	-	37,500
Stock-based compensation expense	-	-	-	-	242,812	-	-	242,812
Foreign currency translation adjustment	-	-	-	-	-	(56,245)	-	(56,245)
Net loss	-	-	-	-	-	-	(1,792,284)	(1,792,284)
Balance, March 31, 2026	-	$-	14,582,416	$14,582	$31,426,345	$(29,380)	$(25,479,013)	$5,932,534

	For the Three Months Ended March 31, 2025
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2024	-	$-	8,424,600	$8,425	$19,903,796	$(8,581)	$(17,562,057)	$2,341,583
Issuance of common stock under ATM program, net of issuance costs	-	-	1,120,422	1,120	2,406,328	-	-	2,407,448
Issuance of common stock upon exercise of warrants	-	-	39,747	40	38,117	-	-	38,157
Stock-based compensation expense	-	-	-	-	4,024	-	-	4,024
Foreign currency translation adjustment	-	-	-	-	-	8,209	-	8,209
Net loss	-	-	-	-	-	-	(918,382)	(918,382)
Balance, March 31, 2025	-	$-	9,584,769	$9,585	$22,352,265	$(372)	$(18,480,439)	$3,881,039

See accompanying notes to financial statements.

BRANCHOUT FOOD INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(1,792,284)	$(918,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	160,036	152,355
Amortization of finance lease right-of-use asset	47,965	47,075
Loss on disposal of property and equipment	-	558
Change in allowance for doubtful accounts	(25,586)	-
Amortization of debt discounts	14,206	16,419
Stock-based compensation expense	242,812	4,024
Decrease (increase) in assets:
Accounts receivable	244,738	(1,035,104)
Advances on inventory purchases	(23,530)	(14,704)
Inventory	(1,640,950)	340,668
Prepaid expenses and other current assets	(304,694)	(108,922)
Other long-term asset and receivable	(355,519)	(202,464)
Increase (decrease) in liabilities:
Accounts payable	1,147,064	(56,513)
Accrued expenses	189,800	(162,217)
Net cash used in operating activities	(2,095,942)	(1,937,207)

Cash flows from investing activities
Purchase of property and equipment	(515,390)	(377,841)
Net cash used in investing activities	(515,390)	(377,841)

Cash flows from financing activities
Repayment of equipment notes payable	-	(84,235)
Proceeds received on notes payable, related party	1,500,000	-
Increase in finance lease obligations	2,416	2,398
Proceeds from sale of common stock pursuant to ATM program	1,429,044	2,407,448
Proceeds from exercise of warrants	37,500	38,157
Net cash provided by financing activities	2,968,960	2,363,768

Effect of exchange rate changes on cash	(56,245)	8,209

Net increase (decrease) in cash	301,383	56,929
Cash - beginning of period	616,278	2,329,452
Cash - ending of period	$917,661	$2,386,381

Supplemental disclosures:
Interest paid	$23,862	$84,571
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Conversion of convertible debt into common stock	$500,000	$-

See accompanying notes to financial statements.

BRANCHOUT FOOD INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Background

Nature of Business

BranchOut Food Inc., a Nevada corporation, together with its Peruvian subsidiary (collectively, “BranchOut,” the “Company,” “we,” “our” or “us”), is engaged in the development, marketing, sale and distribution of plant-based, dehydrated fruit and vegetable snacks and powders manufactured at a 50,000 square foot production facility leased by the Company in Pisco, Peru (“Peru Facility”).

In April 2024, we formed BranchOut Food Sucursal Peru, our Peruvian wholly-owned subsidiary, to operate our Peru Facility, which commenced operations in December 2024. Our products are produced using our advanced dehydration platform licensed exclusively from EnWave Corporation (“EnWave”) to create our private label, branded, and bulk wholesale products. We use proprietary GentleDry™ Technology optimized to preserve taste, texture, color, and nutrients. Our GentleDry™ Technology is protected by over 17 patents. Prior to operating our production facility, we relied on contract manufacturers.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and notes required by GAAP for complete financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the Company’s financial position as of March 31, 2026, the results of operations for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025.

The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year ended December 31, 2026 or any other interim period.

The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2026.

Certain amounts presented in these condensed consolidated financial statements and accompanying notes have been rounded to the nearest thousand or million, as applicable.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at March 31, 2026:

Name of Entity	Jurisdiction	Relationship
BranchOut Food Inc.(1)	Nevada, U.S.	Parent
BranchOut Food Sucursal Peru(2)	Peru	Subsidiary

(1)	Holding company in the form of a corporation.
(2)	Peruvian wholly-owned subsidiary of BranchOut Food Inc. in the form of a branch.

The condensed consolidated financial statements herein contain the operations of the wholly-owned subsidiaries listed above. The Company’s headquarters are located in Bend, Oregon.

Going Concern

As shown in the accompanying condensed consolidated financial statements, as of March 31, 2026, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $25.5 million, with negative working capital of $1.1 million, which may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers and continues to expand the Company’s product mix to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short-term operations. Management believes these factors will contribute toward achieving profitability.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported net loss, total assets, total liabilities, or stockholders’ equity, but affected the classification of certain amounts within the condensed consolidated statements of operations and condensed consolidated statements of cash flows.

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

ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy that distinguishes between the following:

−	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

−	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

−	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

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

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. There were no cash equivalents on hand on March 31, 2026 or December 31, 2025.

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, under current regulations. The Company had $192,122 and $250,014 in excess of FDIC insured limits on March 31, 2026 and December 31, 2025, respectively, and has not experienced any losses in such accounts.

Research and Development

The Company operates in a fast-moving category shaped by shifting consumer preferences, requiring continuous innovation and new product development. To support this, we rely on our proprietary GentleDry™ Technology, an advanced dehydration platform licensed exclusively from EnWave Corporation. We expect to continue investing in research and development as we scale our GentleDry™ product portfolio and bring new, innovative offerings to market that align with evolving consumer needs.

Research and development costs include salaries, building costs, utilities, administrative expenses and other corporate costs. For the three months ending March 31, 2026, our research and development expenses totaled $16,638, compared to $7,742 for the same period in 2025.

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

Manufacturing overhead is allocated to inventory based on production capacity. Overhead costs include utilities, depreciation, and other factory-related expenses. The Company allocates fixed manufacturing overhead to inventory based on the normal capacity of the production facilities in accordance with ASC 330, Inventory. Costs associated with abnormal levels of idle capacity or other abnormal production costs are expensed as incurred. The Company periodically reviews production capacity and manufacturing overhead allocations to ensure that inventory costs reflect normal production levels.

Advertising and Promotions Costs

The Company incurs advertising and promotional costs related primarily to product demonstrations, trade shows, and other marketing activities intended to promote the Company’s products and brand awareness. Advertising and promotional costs are expensed as incurred and are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

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

Transaction gains and losses resulting from foreign currency transactions denominated in currencies other than the functional currency are recognized in the condensed consolidated statements of operations as incurred.

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

The Company recognizes the financial statement benefit of a tax position only after determining that it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. For tax positions meeting the more-likely-than not recognition threshold, the amount recognized in the financial statements is the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company evaluates uncertain tax positions on a periodic basis. There have been no material changes to the Company’s uncertain tax positions since December 31, 2025.

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

For the three months ended March 31, 2026 and 2025, the inclusion of potentially dilutive securities would have been anti-dilutive due to the Company’s net loss; therefore, diluted net loss per share is the same as basic net loss per share.

Recent Accounting Pronouncements

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments introduce a practical expedient for estimating expected credit losses on current accounts receivable and contract assets arising from transactions accounted for under ASC 606. The Company adopted this guidance effective January 1, 2026. Adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

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

The Company has elected the practical expedient under ASC 606 to treat shipping and handling activities performed after control of goods transfers to the customer as fulfillment activities rather than separate performance obligations. Accordingly, shipping and handling costs are recorded within selling expenses in general and administrative expenses in the condensed consolidated statements of operations.

Payment terms are generally established in contracts or purchase orders with customers.

Expenses such as slotting fees, sales discounts, and allowances for the three months ended March 31, 2026 and 2025 were accounted for as a direct reduction of revenue as follows:

	For the Three Months Ended
	March 31,
	2026	2025

Revenue	$2,731,839	$3,232,291
Less: slotting, discounts, and allowances	125,044	61,428
Net revenue	$2,606,795	$3,170,863

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

Manufacturing overhead includes indirect labor, utilities, depreciation, and other factory-related costs and is allocated to inventory based on the normal production capacity of the facility. Abnormal amounts of idle facility expense, freight, handling costs, or spoilage are expensed as incurred and are not capitalized into inventory. The Company evaluates inventory for excess quantities, obsolescence, deterioration, and other factors in assessing net realizable value. Inventory that is determined to be obsolete or expired is written off in the period in which it is identified.

Inventories consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Raw materials	$844,113	$414,694
Work in progress	2,555,512	1,047,668
Finished goods	626,404	922,717
Total inventory	4,026,029	2,385,079

Note 5 – Accounts Receivable, Net

Accounts receivable are stated at their estimated net realizable value. The Company evaluates the collectability of trade receivables on an ongoing basis and establishes an allowance for doubtful accounts as needed based on historical collection experience, customer-specific factors, and current economic conditions. Management believes the allowance for doubtful accounts is adequate to cover expected credit losses. The allowance for doubtful accounts was $0 and $25,586 as of March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026, the Company wrote off previously reserved receivables, resulting in a zero-allowance balance at period end.

The Company has certain customers whose revenue or accounts receivable balances individually represent 10% or more of total net revenue or total accounts receivable, respectively. For the three months ended March 31, 2026, three customers accounted for approximately 97.2% of net revenue and 99.6% of accounts receivable. For the three months ended March 31, 2025, two customers accounted for approximately 92% of net revenue and 88% of accounts receivable.

Note 6 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Prepaid insurance costs	$26,842	$7,441
Prepaid advertising and trade show fees	37,991	10,294
Prepaid professional fees and license fees	53,629	25,875
Prepaid taxes	62,018	54,344
Advance payments to vendors	639,603	561,160
Miscellaneous prepaid expenses	67,184	17,571
VAT tax receivable	770,205	679,626
Miscellaneous receivable	11,890	8,357
Total prepaid expenses and other current assets	$1,669,362	$1,364,668

Advance payments to vendors represent payments made to suppliers for inventory, equipment, or services to be received in future periods. Management expects these amounts to be applied against purchases or otherwise recovered within the next twelve months.

Prepaid professional fees and license fees include advance payments to service providers, including executive consulting services. See Note 18 – Related Party Transactions.

Note 7 – Property and Equipment, Net

Property and equipment as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Leasehold improvements	$179,127	$179,127
Machinery and equipment	6,319,130	6,204,224
Office furniture, fixtures and equipment	149,064	141,717
Construction in progress	695,653	302,516
Less: accumulated depreciation	(1,300,859)	(1,140,823)
Total property and equipment, net	$6,042,115	$5,686,761

Depreciation of property and equipment was $160,036 and $152,355 for the three months ended March 31, 2026, and 2025, respectively.

The Company leases a manufacturing facility located in Pisco, Peru, which is accounted for as a finance lease (see Note 11). The lease includes a purchase option that allows the Company to acquire the facility at the end of the lease term. During 2024, the landlord of this facility entered bankruptcy proceedings. To protect its long-term strategic interests, the Company purchased the first mortgage position on the facility and continues to hold its contractual purchase option under the lease. Management currently intends to acquire ownership of the facility either (i) through the landlord’s bankruptcy settlement process, or (ii) by exercising the purchase option at the end of the lease term, although there can be no assurance that the Company will be successful in this regard.

The Company accounts for the facility as a leased asset. The first mortgage position is included on the balance sheet in other assets of $1,267,000 as of March 31, 2026 and December 31, 2025. The Company capitalizes leasehold improvements related to the buildout of the facility, which expanded the Company’s production capacity.

Note 8 – Other Assets and Other Receivable

Other Assets

The Company has other assets of $1,267,000 as of March 31, 2026, and December 31, 2025, consisting of the first mortgage position on the production facility it leases in Pisco, Peru, which the Company acquired to protect its long-term strategic interests. See Note 7, Property and Equipment for additional information.

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

As of March 31, 2026, the Company’s Peruvian operations had paid more IGV on purchases than it had collected on sales, resulting in a net IGV receivable of $1.56 million, of which $0.77 million is classified in Prepaids and Other Current Assets (see Note 6).

Note 9 – Notes Receivable

Nanuva Note Receivable

On February 4, 2021, the Company entered into a Manufacturing and Distributorship Agreement (the “MDA”) with Natural Nutrition SpA, a Chilean company (“Nanuva”). In connection with the MDA, the Company advanced $500,000 to Nanuva to finance the purchase of two EnWave REV™ 10 machines used to produce products for the Company. The advance was evidenced by a promissory note bearing interest at 3% per annum and secured by a second lien on the related equipment.

During 2025, the Company determined that it no longer expected to utilize Nanuva for third-party manufacturing as production transitioned to the Company’s manufacturing facility in Pisco, Peru. Based on this change in operating strategy, lack of recent manufacturing activity, and uncertainty regarding collectability following Nanuva’s bankruptcy filing, management recorded a full allowance for credit losses and wrote off the note receivable as of December 31, 2025.

Accordingly, the net carrying value of the note receivable was $0 as of March 31, 2026 and December 31, 2025.

The Company continues to hold a second lien on the EnWave REV™ 10 machines that previously collateralized the note receivable and is in discussions to recover the equipment and terminate the MDA. The Company currently expects to receive the equipment during the second quarter of 2026. Any recovery of collateral will be recognized when realized.

Note 10 – Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2026 and December 31, 2025, respectively:

	March 31, 2026	December 31, 2025
Accrued payroll and taxes	$428,642	$224,939
Accrued interest	656,055	533,428
Accrued chargebacks	77,976	14,945
Accrued miscellaneous	-	150,456
Accrued EnWave royalties	62,500	111,605
Total accrued expenses	$1,225,173	$1,035,373

Note 11 – Leases

Equipment Lease

The Company has financed production equipment with an acquisition cost of approximately $168,141 under finance lease with a five-year term and a bargain purchase price of $1.00 at the end of the lease term. The finance lease commenced on May 9, 2023, and expires on May 31, 2028, with monthly lease payments of $3,657 commencing June 1, 2023, and a pre-funding and acceptance fee of $18,079, subject to the ASU 2016-02. As the Company’s lease does not provide implicit discount rates, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

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

In connection with the lease of the Peru Facility, the Company purchased a first position mortgage receivable in the amount of $1,267,000, which is secured by the Peru Facility and was owed by the landlord of the Peru Facility to its former tenant, for a purchase price of $1,267,000 (See Note 7).

The Company has made significant leasehold and facility-specific improvements to the Peru Facility, resulting in the underlying asset having a specialized nature with limited alternative use to the lessor without substantial modification.

The components of lease costs were as follows for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
	March 31,
	2026	2025
Finance lease cost:
Amortization of right-of-use asset	$47,965	$47,075
Interest on lease liability	37,374	37,369
Capitalized inventory cost	(22,179)	(38,679)
Total finance lease cost	$63,160	45,765

Supplemental balance sheet information of March 31, 2026 and December 31, 2025 related to leases was as follows:

	March 31, 2026	December 31, 2025
Finance lease:
Finance lease assets	$1,337,927	$1,385,892

Current portion of finance lease liability	$127,197	85,658
Noncurrent finance lease liability	1,579,883	1,619,006
Total finance lease liability	$1,707,080	$1,704,664

Weighted average remaining lease term:
Finance lease	9.29 years	9.77 years

Weighted average discount rate:
Finance lease	9.1%	9.1%

Supplemental cash flow information related to finance leases consisted of an increase in finance lease liabilities of $2,416 and $2,398 for the three months ended March 31, 2026 and 2025, respectively.

The future minimum lease payments due under finance leases as of March 31, 2026, are as follows:

Year Ending	Minimum Lease
December 31,	Commitments
2026 (for the three months remaining)	$200,915
2027	299,886
2028	294,629
2029	296,000
2030	300,000
2031	300,000
Thereafter	700,000
Total minimum lease payments	2,391,430
Less effects of discounting	684,350
Lease liability recognized	1,707,080
Less current portion	127,197
Long-term finance lease liability	$1,579,883

Note 12 – Debt

Kaufman Convertible Note Payable, Related Party

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

In accordance with ASC 470, the Company recorded total discounts of $95,958, consisting of $75,000 of legal fees and $20,958 related to the relative fair value of the Warrants. The discounts are amortized to interest expense over the term of the loan using the effective interest method. As of March 31, 2026, a total of $25,103 of unamortized debt discounts are expected to be expensed over the remaining life of the loan.

On January 28, 2026, Kaufman Kapital converted $500,000 of outstanding principal under the Convertible Note into 659,457 shares of the Company’s common stock.

For the three months ended March 31, 2026, the Company recognized $116,519 of interest expense on convertible notes payable, related parties consisting of $102,312 of stated interest expense, $11,104 of amortized debt discounts and $3,102 of amortized debt discounts due to warrants.

For the three months ended March 31, 2025, the Company recognized $117,022 of interest expense on convertible notes payable, related parties, consisting of $100,603 of stated interest expense, $12,833 of amortized debt discounts and $3,586 of amortized debt discounts due to warrants.

Kaufman Senior Secured Promissory Notes, Related Party

On August 29, 2024, the Company borrowed $1,200,000 from Kaufman Kapital pursuant to a Senior Secured Promissory Note (the “2024 Secured Note”) that, as amended, matured on December 31, 2025. The loan under the 2024 Secured Note bore interest at a rate of 15% per annum. The Company’s obligations under the 2024 Secured Note were secured by a lien on substantially all of the Company’s assets pursuant to the Security Agreement. In addition, the 2024 Secured Note included affirmative and negative covenants, events of defaults and other terms and conditions, customary in transaction of this nature. The Company repaid the full $1,200,000 principal balance during the year ended December 31, 2025, and no amounts were outstanding as of December 31, 2025.

On January 28, 2026, the Company borrowed $1,500,000 from Kaufman Kapital pursuant to a Senior Secured Promissory Note (the “2026 Secured Note”) that matures on January 28, 2027 and bears interest at 8% per annum on the outstanding principal balance, with accrued interest payable at maturity or upon earlier repayment. The note may be prepaid at any time without penalty and is secured by substantially all of the Company’s assets pursuant to the existing Security Agreement dated July 23, 2024, as amended. The 2026 Secured Note agreement includes customary affirmative and negative covenants and events of default.

Subsequent to March 31, 2026, on April 17, 2026, the Company borrowed an additional $750,000 from Kaufman Kapital on the same terms provided for under the 2026 Secured Note, which was amended and restated in connection with this borrowing, to reflect aggregate principal balance of $2,250,000.

The Company recognized $20,667 and $44,384 of interest expense on Kaufman Senior Secured Promissory Note payable, related parties for the three months ended March 31, 2026 and March 31, 2025, respectively.

Eagle Vision Senior Notes and Warrants, Related Party

Eagle Vision Fund LP, an affiliate of the Company’s Chief Financial Officer and director, previously participated in senior secured note financings with detachable warrants. During the year ended December 31, 2025, the Company repaid the remaining $1,560,000 principal balance, and no amounts were outstanding as of December 31, 2025. For the three months ended March 31, 2025 the Company recognized $57,698 of interest expense on Eagle Vision Senior Notes. Certain warrants issued in connection with these financings remain outstanding as of March 31, 2026.

Notes payable to related parties, consists of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

Total Kaufman Convertible Note Payable, related party	$2,900,000	$3,400,000
Less: discounts	25,103	39,309
Convertible note payable, related party, net of discounts	2,874,897	3,360,691
Less: current maturities	2,874,897	3,360,691
Convertible note payable, related party, less current maturities	$-	$-

Total Kaufman Senior Secured Promissory Note, related party	1,500,000	-
Total note payable, related party	1,500,000	-
Less: current maturities	1,500,000	-
Note payable, related party, less current maturities	$-	$-

EnWave Equipment Promissory Note

On May 22, 2023, the Company entered into an equipment purchase agreement with EnWave for the purchase of a used 100kW Rev vacuum microwave dehydration machine (the “EnWave Machine”). Cash payments of $500,000 were paid towards the $1,000,000 purchase price on the EnWave Machine, while the $500,000 balance due is to be paid in twelve (12) monthly installments of $44,424, bearing interest 12% per annum, commencing August 1, 2024. The equipment loan was paid in full as of December 31, 2025.

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

The Company has notes payable (in addition to the Senior Secured Note and the Convertible Note payable to Kaufman Kapital described above), consisting of the following as of March 31, 2026, and December 31, 2025:

	March 31,	December 31,
	2026	2025
EnWave Equipment Loan	$1,500,000	$1,500,000
SBA EIDL Loan	34,500	34,500
Total notes payable	$1,534,500	$1,534,500
Less: current maturities	720,115	534,668
Notes payable, less current maturities	$814,385	$999,832

The Company recognized $323 and $5,008 of interest expense on these notes payable for the three months ended March 31, 2026, and 2025, respectively.

The Company recognized aggregate interest expense for the three months ended March 31, 2026, and 2025 respectively, as follows:

	March 31,	March 31,
	2026	2025
Interest on convertible note payable, related party	$102,313	$100,603
Amortization of debt discounts on related party convertible note	11,104	12,833
Amortization of debt discounts on related party convertible note, warrants	3,102	3,586
Interest on notes payable	323	5,008
Interest on note payable, related party	20,667	102,082
Interest on finance lease	37,394	37,369
Interest on first credit position financing	-	16,866
Total interest expense	$174,903	$278,347

Note 13 – Changes in Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 8,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2026, no shares of preferred stock were issued or outstanding.

Common Stock

The Company is authorized to issues 80,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2026, a total of 14,582,416 shares of common stock were issued and outstanding. Holder of common stock are entitled to one vote per share.

ATM Offerings

On January 27, 2026, the Company entered into an At-The-Market Issuance Sales Agreement with Alexander Capital, L.P., pursuant to which the Company could offer and sell shares of its common stock for aggregate gross proceeds of up to $1,500,000. During the three months ended March 31, 2026, the Company sold 500,000 shares of common stock under the agreement for aggregate gross proceeds of $1,499,873. Net proceeds, after commissions and offering expenses, were approximately $1,429,044.

Exercise of Warrants

On February 24, 2026, warrants were exercised to purchase 37,500 shares of the Company’s common stock at an exercise price of $1.00 per share, resulting in aggregate cash proceeds of $37,500.

Conversion of Convertible Note Principal into Common Stock

On January 28, 2026, Kaufman Kapital converted $500,000 of outstanding principal under the Convertible Note into 659,457 shares of the Company’s common stock. The conversion was accounted for as a non-cash financing activity.

Foreign Currency Translation

Foreign currency translation adjustments, primarily related to the Company’s foreign operations in Peru, decreased accumulated other comprehensive income by $56,245 during the three months ended March 31, 2026.

Note 14 – Common Stock Options

The Company’s Board of Directors and stockholders adopted the 2022 Equity Incentive Plan (the “2022 Plan”) effective January 1, 2022. The 2022 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other equity-based awards to employees, directors, and consultants.

The number of shares reserved for issuance under the 2022 Plan was initially 600,000 shares and was adjusted in connection with the Company’s 2023 reverse stock split. Pursuant to the 2022 Plan, the number of shares of common stock available for issuance thereunder automatically increases on the first day of each fiscal year of the Company in an amount equal to 5% percent of the total number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year of the Company, unless the board of directors takes action prior thereto to provide that there will not be an increase in the share reserve for such year or that the increase in the share reserve for such year will be of a lesser number of shares of common stock than would otherwise occur. As of March 31, 2026, the annual increases to the plan resulted in 2,963,000 shares reserved for issuance under the 2022 Plan, of which options to purchase 2,773,470 shares of common stock were outstanding.

On February 10, 2026, the Compensation Committee of the Board of Directors approved grants of stock options to certain directors, employees and consultants under the 2022 Plan covering an aggregate of 1,390,000 shares of common stock, consisting of 100,000 shares subject to director awards and 1,290,000 shares subject to employee/consultant awards. All options were granted with an exercise price of $2.96 per share, equal to the closing market price of the Company’s common stock on the grant date, and have a contractual term of ten years.

The director awards vest in equal monthly installments over a six-month period. The employee and consultant awards vest in one or more of the following manners, depending on the individual award agreement: (i) ratably over thirty-six months of continued service, (ii) upon the Company achieving at least $30.0 million of net revenue over the preceding twelve months while achieving positive EBITDA, (iii) upon the Company achieving $40.0 million of net revenue over the preceding twelve months while achieving positive EBITDA, or (iv) immediately on the grant date.

The Company determined that the service-based and immediately vested tranches had a grant date of February 10, 2026 and recognized grant-date fair value for those awards (or portions thereof) using the Black-Scholes option-pricing model. Key assumptions included:

●	Risk-free interest rate: 3.70% – 3.92%
●	Expected volatility: 61.4% – 71.0%
●	Expected term: 5.25 – 6.5 years
●	Dividend yield: 0%

The performance-based tranches tied to revenue and EBITDA milestones were determined not to have a grant date for accounting purposes as of March 31, 2026 because the applicable performance conditions and measurement requirements had not yet been satisfied. Accordingly, those tranches were not included in the grant-date fair value of awards granted during the quarter and no stock-based compensation expense was recognized for such tranches during the three months ended March 31, 2026.

For the three months ended March 31, 2026, the Company recognized stock-based compensation expense related to the February 10, 2026 grants for vested and service-based tranches only. Unrecognized compensation cost related to unvested service-based awards will be recognized over the remaining requisite service periods.

Expected volatility was estimated using a blended approach that incorporates the Company’s historical stock price volatility since the announcement of the Peru Facility together with the volatility of a selected peer group, with weighting applied to reflect the expected term of the awards. The expected term was determined using the simplified method.

The Company accounts for forfeitures as they occur and, accordingly, expects substantially all outstanding options to vest.

As of March 31, 2026, options to purchase 940,097 shares of common stock were vested and exercisable, with a weighted-average exercise price of $2.44 and a remaining contractual life of 7.9 years on a weighted-average basis.

Information for total options outstanding under 2022 Plan as of March 31, 2026 is presented below:

	Number of Options	Weighted Average Exercise Price	Aggregate Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2025	1,383,470	$2.28	$83,524
Granted	1,390,000	2.96	255,357
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2026	2,773,470	$2.62	$149,559	$2,104,199

Stock-based compensation expense was $242,812 and $4,024 for the three months ended March 31, 2026, and 2025, respectively.

As of March 31, 2026, total unrecognized compensation cost related to unvested stock options was $2.03 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.5 years. As of March 31, 2026, the weighted-average remaining contractual life of outstanding options was 9.1 years.

Note 15 – Common Stock Warrants

Outstanding warrants as of March 31, 2026 primarily relate to financing transactions completed during 2024 and 2025.

On February 24, 2026, holders exercised warrants to purchase 37,500 shares of the Company’s common stock at an exercise price of $1.00 per share, resulting in cash proceeds of $37,500.

The aggregate intrinsic value of warrants exercised during the three months ended March 31, 2026 was $141,000.

Information for total warrants outstanding as of March 31, 2026 is presented below:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2025	1,999,205	$2.56
Issued	-	-
Exercised	37,500	1.00
Expired	-	-
Outstanding at March 31, 2026	1,961,705	$2.59	5.35

Exercisable at March 31, 2026	1,920,321	$2.58	5.37

The remaining contractual term of outstanding warrants ranged from 0.8 to 8.4 years as of March 31, 2026.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of March 31, 2026 and December 31, 2025:

	Fair Value Measurements at March 31, 2026
	Level 1	Level 2	Level 3
Assets
Cash	$917,661	$-	$-
Right-of-use-asset	-	-	1,337,927
Total assets	917,661	-	1,337,927
Liabilities
Convertible note payable, related party net of $25,103 of discounts	-	-	2,874,897
Notes payable	-	1,534,500	-
Note payable, related party	-	1,500,000	-
Lease liabilities	-	-	1,707,080
Total liabilities	-	3,034,500	4,581,977
Total assets and liabilities	$917,661	$(3,034,500)	$(3,244,050)

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3
Assets
Cash	$616,278	$-	$-
Right-of-use-asset	-	-	1,385,892
Notes receivable	-	-	-
Total assets	616,278	-	1,385,892
Liabilities
Convertible note payable, related party net of $39,309 of discounts	-	-	3,360,691
Notes payable	-	1,534,500	-
Note payable, related party	-	-	-
Lease liabilities	-	-	1,704,664
Total liabilities	-	1,534,500	5,065,355
Total assets and liabilities	$616,278	$(1,534,500)	$(3,679,463)

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the three months ended March 31, 2026, or the three months December 31, 2025.

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

Reportable Segment Information

The following table presents revenue, significant expenses, and segment EBITDA for the Company’s reportable segments, together with a reconciliation to consolidated net loss before income taxes for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
	March 31,
	2026	2025

U.S. operations segment sales	$2,606,795	$3,170,863

U.S. operations segment cost of goods sold	601,392	858,952
U.S. operations segment expenses:
General and administrative	471,936	512,406
Salaries and wages	364,490	237,021
Professional fees	198,674	166,622
Total U.S. operating expenses	$1,035,100	$916,049
U.S. operations segment EBITDA	$970,303	$1,395,862

Latin American operations segment cost of goods sold	$1,396,742	$1,581,866
Latin American operations segment expenses:
General and administrative	620,827	114,105
Salaries and wages	95,682	73,196
Professional fees	25,369	68,412
Total Latin American operating expenses	741,878	255,713
Latin American operations segment EBITDA	$(2,138,620)	$(1,837,579)
Consolidated EBITDA	$(1,168,317)	$(441,717)

Reconciliation of net earnings before income tax expense:
Consolidated EBITDA	$(1,168,317)	$(441,717)
Depreciation and amortization expense	(208,001)	(199,430)
Interest income	1,749	5,136
Interest expense	(174,903)	(278,347)
Stock compensation expense	(242,812)	(4,024)
Consolidated net loss before income tax expense	$(1,792,284)	$(918,382)

Note 18 – Related Party Transactions

Kaufman Kapital LLC, which is affiliated with Daniel L. Kaufman, is a beneficial owner of more than 10% of the Company’s outstanding common stock.

On July 15, 2024, the Company entered into a Securities Purchase Agreement (as amended, the “SPA”) with Daniel L. Kaufman, as further described in Note 12. As of March 31, 2026, the outstanding principal balance of the Convertible Note was $2,900,000. During the year ended December 31, 2025, Kaufman Kapital exercised warrants to purchase shares of the Company’s common stock. As of March 31, 2026, certain warrants issued in connection with the SPA remain outstanding.

On August 29, 2024, the Company borrowed $1,200,000 from Kaufman Kapital LLC pursuant to a senior secured promissory note. The Company repaid the full principal balance during the year ended December 31, 2025, and no amounts were outstanding as of December 31, 2025.

On January 28, 2026, the Company borrowd an additional $1,500,000 from Kaufman Kapital pursuant to a Senior Secured Promissory Note, as further described in Note 12.

Eagle Vision Fund LP, an investor in the Company, is affiliated with the Company’s Chief Financial Officer, John Dalfonsi.

On various dates from January 9, 2024 through May 22, 2024, the Company issued an aggregate of $1,675,000 of senior secured notes and warrants to purchase an aggregate of 518,750 shares of the Company’s common stock to a group of investors led by Eagle Vision Fund LP. The Company repaid the full principal balance of these notes as of December 31, 2025. As of March 31, 2026, warrants to purchase an aggregate of 118,750 shares of the Company’s common stock issued to the purchases of the senior secured notes remained outstanding.

The Company engages its Chief Financial Officer under a consulting arrangement. During the three months ended March 31, 2026, the Company paid $95,000 for services under this arrangement. As of March 31, 2026, $42,500 was recorded as prepaid expenses for services to be rendered in future periods. Such amounts are recognized as expense as the related services are performed.

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

The Company is the subject of a lawsuit commenced by its former Chief Financial Officer alleging wrongful termination. Based on information currently available and on the advice of legal counsel, the Company is engaged in settlement discussions related to this matter. While no agreement has been finalized, the Company believes that a resolution of the matter may result in a payment. At this time, the Company is unable to determine that a loss is both probable and reasonably estimable and, accordingly, no liability has been recorded in the accompanying condensed consolidated financial statements. The ultimate outcome of this matter remains uncertain.

Other than as set forth above, there are no legal matters pending against the Company.

Finance Leases

On May 10, 2024, the Company entered into a ten-year lease for the 50,000 square-foot Peru Facility, which commenced operations in December of 2024. The lease requires monthly lease payments of $8,000 in the first two years of the lease, $20,000 in the third year of the lease, $22,000 in the fourth year of the lease, $24,000 in the fourth year of the lease, and $25,000 thereafter. The lease also has a 10-year renewal option, and a buy-out option under which the Company may purchase the Peru Facility for $1,865,456. The Company holds the First Position Mortgage on the building.

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

In order to maintain exclusivity, the Company must make annual royalty minimum payments to EnWave of $250,000 per year, commencing in 2025 and continuing through each subsequent year in perpetuity, as long as the Company elects to maintain exclusivity. The Company recognized $62,500 and $40,585 of royalty expenses for the three months ended March 31, 2026 and March 31, 2025.

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

Note 20 - Income Taxes

The Company incurred net operating losses for the three months ended March 31, 2026 and 2025. Accordingly, no provision for income taxes has been recorded for the interim periods presented.

The Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to the full valuation allowance recorded against its deferred tax assets. As a result, the Company’s effective tax rate was 0% for the three months ended March 31, 2026 and 2025.

Management continues to evaluate the realizability of its deferred tax assets and has determined that it is more likely than not that such assets will not be realized. Accordingly, a full valuation allowance has been maintained as of March 31, 2026.

There have been no material changes to the Company’s deferred tax assets, valuation allowance, or uncertain tax positions since December 31, 2025.

The Company’s foreign subsidiary is subject to income taxation in Peru. Deferred tax assets related to the foreign jurisdiction have not been recognized due to cumulative losses.

Note 21 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued, noting no reportable event, except as follows:

Exercise of Warrants

During April 2026 warrants were exercised to purchase an aggregate of 233,614 shares of the Company’s common stock at an exercise price of $1.00 per share for aggregate cash proceeds of $233,614.

On May 7, 2026, Kaufman Kapital exercised in full a warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.50 per share, resulting in cash proceeds to the Company of $750,000. In connection with the warrant exercise, the Convertible Note was amended to extend the maturity date from December 31, 2026 to December 31, 2027 and reduce the interest rate from 12% to 8%, effective May 7, 2026.

Additional Debt Financing

On April 17, 2026, the Company borrowed an additional $750,000 from Kaufman Kapital LLC under the same terms as the 2026 Secured Note. See Note 12 – Debt for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Our operating model is manufacturing-led and dependent on agricultural sourcing, production scale, and retail distribution. We continue to scale manufacturing operations at our Peru Facility while supporting existing customer programs and pursuing new product opportunities.

Including expansion of a new production area intended to support high-protein dehydrated cheese products in an allergen-free environment. We believe additional capacity may support future revenue growth, improved production flexibility and margin enhancement, although no assurance can be given regarding timing or results.

Organizational Realignment and Manufacturing Transition

Beginning in 2024, we initiated an operational transition from reliance on third-party manufacturers to in-house production through the development and ramp-up of the Peru Facility. As of December 31, 2025, the principal build-out and start-up phase of this transition was substantially complete.

Products

We develop, manufacture and market dehydrated fruit and vegetable products using licensed GentleDry™ technology at the Peru Facility. Our products are sold through three primary channels: BranchOut branded retail snack products, private-label products for major retailers, and fruit and vegetable ingredient products sold to food manufacturers.

Our BranchOut branded products consist primarily of shelf-stable fruit and vegetable snacks designed to preserve the natural flavor, color and texture of the underlying produce. These products are distributed through grocery, club, online and direct-to-consumer channels.

We also manufacture private-label dehydrated snack products for major North American retailers, which are sold under customer brands through their existing retail distribution channels. In addition, we produce dehydrated fruit and vegetable ingredients, including pieces, powders and inclusions, for use in cereals, snack bars, baked goods, salads, ready-to-eat meals and other packaged food applications.

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

Operating Strategy and Key Performance Drivers

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

Management believes that executing a manufacturing-led growth strategy allows us to compete effectively by pairing differentiated products with scalable operations, while managing the complexity and execution demands inherent in expanding within the consumer-packaged foods industry.

Gross margin performance may be affected by sales mix, throughput levels, manufacturing efficiencies, uptime, yields, agricultural raw materials, packaging, labor and freight costs, as well as sourcing timing and spot market purchases when necessary.

Operating Model and Margin Considerations

Our operating results are closely tied to production volume, facility utilization, sales mix and input costs. We are focused on scaling production and optimizing manufacturing performance, while expanding our product portfolio to align with evolving customer demand and support growth across our core sales channels.

Gross margin performance continues to reflect underlying improvements in production volumes, throughput and manufacturing efficiencies, including gains in uptime, yields and production flow. However, on a quarter-over-quarter basis, gross margin declined due to increased downtime at the plant, lower production levels during January and February, and an unfavorable sales mix driven by a higher proportion of lower-margin bulk ingredient sales.

Gross margin is also influenced by sales mix across our branded, private-label and ingredient channels, as well as variability in agricultural raw materials, packaging, labor and freight costs. The timing of raw material sourcing and reliance on spot market purchases, when necessary, may also affect margins.

Our operating results for the current period continue to reflect the ongoing scale-up of internal manufacturing operations. Production levels have remained below normalized capacity during the scale-up phase. As a result, a portion of fixed manufacturing costs has not been fully absorbed into inventory and has been recognized as idle capacity expense within operating expenses. As production volumes and utilization increase, we expect improved fixed-cost absorption and greater operating leverage.

Operating expenses primarily reflect costs associated with supporting our Peru Facility, growth initiatives, distribution expansion and public company requirements. We continue to operate at a net loss and with negative working capital. Future operating performance will depend on revenue growth, production scale, cost management, working capital efficiency and continued access to capital.

Adjusted Gross Margin (Non-GAAP)

In addition to gross margin calculated in accordance with U.S. generally accepted accounting principles (“GAAP”), we use adjusted gross margin, a non-GAAP supplemental measure to evaluate underlying manufacturing performance. Non-GAAP adjusted gross margin excludes depreciation included in cost of goods sold and certain air freight costs incurred during the three months ended March 31, 2026 and 2025. As of March 31, 2026 gross profit (GAAP) was $0.40 million versus adjusted gross profit (non-GAAP) of $0.54 million, and gross margin was 15.4% compared to adjusted gross margin of 20.8%. As of March 31, 2025 gross profit (GAAP) was $0.53 million versus adjusted gross profit (non-GAAP) of $0.84 million, and gross margin was 16.7% compared to adjusted gross margin of 26.7%.

Adjusted gross margin was higher than reported gross margin, reflecting the impact of depreciation and air freight costs incurred to support customer-required timelines, primarily related to new product introductions. These air freight costs were driven by specific timing and fulfillment requirements and are not expected to recur at similar levels.

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

A reconciliation of gross profit (GAAP) to adjusted gross profit (non-GAAP), and the related gross margin measures, for the three months ended March 31, 2026 and 2025, is presented below:

	Three Months Ended
	March 31, 2026	March 31, 2025
Gross profit (GAAP)	$400,660	$529,856
Depreciation included in cost of goods sold	91,203	151,506
Air freight related to customer fulfillment timing requirements	51,221	164,670
Adjusted gross profit (non-GAAP)	543,084	846,032
Net revenue	$2,606,795	$3,170,863
Gross margin (GAAP)	15.4%	16.7%
Adjusted gross margin (non-GAAP)	20.8%	26.7%

Results of Operations for the Three Months Ended March 31, 2026, and 2025

The following table summarizes selected items from the statement of operations for the three months ended March 31, 2026, and 2025, respectively.

	Three Months Ended
	March 31,		Increase /
	2026	2025	(Decrease)

Net revenue	$2,606,795	$3,170,863	$(564,068)
Cost of goods sold	2,206,135	2,641,007	(434,872)
Gross profit	400,660	529,856	(129,196)
Gross margin	15.4%	16.7%

Operating expenses:
General and administrative	859,220	385,639	473,581
Salaries and benefits	666,336	314,242	352,094
Professional services	260,689	235,034	25,655
Advertising and promotions	155,891	106,545	49,346
Storage, shipping and handling	77,654	133,567	(55,913)
Total operating expenses	2,019,790	1,175,027	844,763

Operating loss	(1,619,130)	(645,171)	(973,959)
Operating margin	(62.1)%	(20.3)%

Other income (expense):
Interest income	1,749	5,136	(3,387)
Interest expense	(174,903)	(278,347)	103,444
Total other income (expense)	(173,154)	(273,211)	100,057

Net loss	$(1,792,284)	$(918,382)	$(873,902)
Net margin	(68.8)%	(29.0)%

Net Revenue

Our net revenue for the three months ended March 31, 2026 was $2.6 million, compared to $3.2 million for the three months ended March 31, 2025, a decrease of $0.56 million, or 18%. The decrease in revenue was primarily due to planned maintenance at the Peru Facility and the timing of a major customer order scheduled for delivery in the second quarter. Production levels recovered by the end of the quarter, resulting in the highest monthly kilogram output to date for the month of March 2026. Inventory increased from $2.4 million at December 31, 2025 to $4.0 million at March 31, 2026, or 69%, reflecting production in advance of the scheduled second quarter shipment.

Our results may fluctuate period to period due to the timing and size of customer orders, as well as the seasonal nature of raw material harvest cycles.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the three months ended March 31, 2026 was $2.2 million, compared to $2.6 million for the three months ended March 31, 2025, a decrease of $0.4 million, or 16%. The decrease in cost of goods sold was primarily due to lower sales volumes during the period.

Gross profit for the three months ended March 31, 2026 was $0.4 million, or 15.4% of net revenue, compared to $0.5 million, or 16.7% of net revenue, for the three months ended March 31, 2025. The decrease in gross profit and gross margin was primarily due to lower sales volumes and a less favorable product mix, including a higher proportion of lower-margin bulk ingredient sales, compared to the prior year period. Current margins continue to reflect early-stage production inefficiencies.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2026 was $0.86 million, compared to $0.39 million for the three months March 31, 2025, an increase of $0.47 million, or 123%. The increase was primarily related to idle capacity expense increased during the three months ended March 31, 2026 due to unallocated fixed overhead resulting from operating the Peru Facility below normal utilization levels. The facility began operations in December 2024, and idle capacity was not measured as of March 31, 2025. As production volumes increase, a greater portion of these fixed costs are expected to be absorbed into inventory.

The largest components of our general and administrative expenses are plant idle capacity, research and development, travel, sales commissions, and royalties as shown below.

	Three Months Ended March 31,
	2026	2025	Difference	% Change

Idle capacity	$482,813	$-	$482,813	100%
Research and development	16,638	7,742	8,896	115%
Travel	101,620	107,445	(5,825)	(5)%
Sales commissions	22,885	61,059	(38,174)	(63)%
Royalties	62,500	40,585	21,915	54%

Research and development expense increased due to continued product development activities. Sales commissions decreased consistently with lower sales volumes.Travel expense remained relatively consistent, reflecting ongoing travel between the United States and Peru to support operations.

Royalties increased primarily due to higher production volumes on EnWave equipment.

Salaries and Wages

Salaries and wages for the three months ended March 31, 2026 were $0.66 million, compared to $0.31 million for the prior year period, an increase of $0.35 million, or 112%. The increase was primarily due to $0.24 million of stock-based compensation expense, as well as annual wage increases.

Professional Fees

Professional fees for the three months ended March 31, 2026 were $0.26 million, compared to $0.24 million for the three months ended March 31, 2025, an increase of $0.02 million, or 11%. The increase was primarily attributable to higher compensation for the Chief Financial Officer under a consulting agreement.

Shipping and Handling

Shipping and handling expense for the three months ended March 31, 2026 was $0.15 million, compared to $0.11 million for the three months ended March 31, 2025, an increase of $0.04 million, or 46%. The increase was primarily due to higher shipping rates for deliveries to customers.

Advertising and Promotions

Advertising and promotions expense for the three months ended March 31, 2026 was $0.08 million, compared to $0.13 million for the three months ended March 31, 2025, a decrease of $0.05 million, or 42%. The decrease was primarily due to the timing of product demonstration programs in line with lower branded product sales during the quarter.

Other Income (Expense)

For the three months ended March 31, 2026, other expense was $173,154, consisting of $174,903 of interest expense, partially offset by $1,749 of interest income. For the three months ended March 31, 2025, other expense was $273,211, consisting of $278,347 of interest expense, partially offset by $5,136 of interest income. Other expense decreased by $100,057, or 37%, primarily due to lower interest expense following the repayment of certain debt financing during 2025.

Net loss

Net loss for the three months ended March 31, 2026 was $1.8 million, compared to $0.9 million for the three months ended March 31, 2025, an increase of $0.9 million, or 95%. The increase in net loss was primarily due to lower sales and reduced gross margin in the current quarter, reflecting lower production in January and February due to planned facility maintenance and an unfavorable sales mix. In addition, the Company incurred higher idle capacity costs as it continued the build-out and ramp-up of the Peru Facility, with production remaining below normalized levels. Operating expenses increased due to higher personnel costs associated with increased headcount at the Peru Facility and higher stock-based compensation expense. Operating results remain sensitive to production volumes, capacity utilization and sales mix.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital as of March 31, 2026 and December 31, 2025.

	March 31,	December 31,
	2026	2025
Current Assets	$7,736,312	$5,684,907

Current Liabilities	$8,847,203	$6,269,147

Working Capital	$(1,110,891)	$(584,240)

As of March 31, 2026, we had negative working capital of $1.1 million, compared to negative working capital of $0.6 million as of December 31, 2025. The decrease in working capital was primarily driven by increased inventory levels for anticipated second quarter deliveries, continued investment in the Peru Facility and our net loss.

To date, our primary sources of capital have been cash generated from the sales of our products, common stock sales, and debt and equity financings. As of March 31, 2026, we had cash of $0.9 million, total liabilities of $11.2 million, and an accumulated deficit of $25.5 million, compared to cash of $0.6 million, total liabilities of $8.9 million, and an accumulated deficit of $23.7 million as of March 31, 2025.

Liquidity Outlook

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

Subsequent Financing Activities

Subsequent to March 31, 2026, we borrowed $750,000 from Kaufman Kapital LLC (“Kaufman Kapital”) pursuant to a senior secured promissory note that matures on January 28, 2027 and bears interest at 8% per annum. The obligations under the note are secured by a lien on substantially all of our assets under an existing security agreement.

Going Concern

We have incurred net losses since our inception and we anticipate net losses and negative operating cash flows for the near future, and we may not be profitable or realize growth in the value of our assets. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

We are pursuing initiatives to increase revenues and are seeking additional sources of capital to fund operations. While these actions may improve our liquidity position, there can be no assurance that they will be sufficient to alleviate the substantial doubt regarding our ability to continue as a going concern.

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, including adjustments to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Cash Flow

Comparison of the Three Months Ended March 31, 2026, and the Three Months Ended March 31, 2025

The following table sets forth the primary sources and uses of cash for the periods presented below:

	Three Months Ended
	March 31,
	2026	2025
Net cash used in operating activities	$(2,095,942)	$(1,937,207)
Net cash used in investing activities	(515,390)	(377,841)
Net cash provided by financing activities	2,968,960	2,363,768
Effect of exchange rate changes on cash	(56,245)	8,209

Net change in cash	$301,383	$56,929

Net Cash Used in Operating Activities

Cash used in operating activities was $2.1 million for the three months March 31, 2026, compared to $1.9 million for the three months March 31, 2025, an increase of $0.2 million, or 8%. Cash used in operating activities was relatively consistent with the prior year period, as higher net losses and increased inventory investment to support anticipated second quarter deliveries were substantially offset by improved collections of accounts receivable and higher accounts payable balances.

Net Cash Used in Investing Activities

Cash used in investing activities was $0.5 million for the three months ended March 31, 2026, compared to $0.4 million for the three months ended March 31, 2025, an increase of $0.1 million, or 36%. The increase was primarily attributable to purchases of property and equipment related to the build-out of new production space at the Peru Facility intended to manufacture high-protein dehydrated cheese products in an allergen-free environment.

Net Cash Provided by Financing Activities

Cash provided by financing activities was $3.0 million for the three months ended March 31, 2026, compared to $2.4 million for the three months ended March 31, 2025, an increase of $0.6 million, or 26%. The increase was primarily attributable to $1.5 million in proceeds received from a promissory note issued in January 2026, partially offset by lower proceeds from equity issuances during the current period.

Effect of Exchange Rate Changes on Cash

For the three months ended March 31, 2026, the effect of exchange rate changes on cash and cash equivalents was a $56,245 decrease in cash, compared to an $8,209 increase in the prior-year period. The change primarily reflects fluctuations in the value of the Peruvian sol relative to the U.S. dollar on cash balances held by the Company’s Peru subsidiary.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the three-month period ended March 31, 2026 there were no material changes in the Company’s critical accounting policies and estimates from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of March 31, 2026. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2026, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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
10.1

Senior Secured Promissory Note of the Company in the principal amount of $1,500,000, dated January 28, 2026, issued to Kaufman Kapital LLC (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on January 30, 2026)

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

Signature	Title	Date
/s/ Eric Healy	Chief Executive Officer	May 14, 2026
Eric Healy	(Principal Executive Officer)

/s/ John Dalfonsi	Chief Financial Officer	May 14, 2026
John Dalfonsi	(Principal Accounting and Financial Officer)

