Form 10-Q
period 2026-06-30
BranchOut Food Inc.
filed 2026-08-13
CIK 1962481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title or class	Shares outstanding as of August 13, 2026
Common Stock, $0.001 par value	15,316,030

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRANCHOUT FOOD INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash	$211,985	$616,278
Accounts receivable, net	2,666,760	1,318,882
Advances on inventory purchases	50,121	-
Inventory	3,341,576	2,385,079
Prepaid expenses and other current assets	1,732,452	1,364,668
Total current assets	8,002,894	5,684,907

Property and equipment, net	6,045,819	5,686,761
Right-of-use assets	1,289,725	1,385,892
Other assets	1,267,000	1,267,000
Other receivable, net of current portion	673,065	435,132

Total assets	$17,278,503	$14,459,692

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,292,489	$1,252,757
Accrued expenses	1,588,645	1,035,373
Convertible note payable, related party, current portion net of discounts	-	3,360,691
Equipment note payable, current portion	734,614	534,668
Note payable, related parties	3,000,000	-
Finance lease liability, current portion	146,375	85,658
Total current liabilities	7,762,123	6,269,147

Convertible note payable, related party, net of current portion and discounts	2,883,265	-
Note payable	34,500	34,500
Equipment note payable, net of current portion	590,704	965,332
Finance lease liability, net of current portion	1,539,036	1,619,006

Total liabilities	12,809,628	8,887,985

Stockholders’ equity:
Preferred stock, $0.001 par value, 8,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 80,000,000 shares authorized; 15,316,030 and 13,385,459 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	15,316	13,385
Additional paid-in capital	32,682,157	29,218,186
Accumulated other comprehensive income (loss)	(29,549)	26,865
Accumulated deficit	(28,199,049)	(23,686,729)
Total stockholders’ equity	4,468,875	5,571,707

Total liabilities and stockholders’ equity	$17,278,503	$14,459,692

See accompanying notes to financial statements.

BRANCHOUT FOOD INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net revenue	$4,458,271	$3,274,946	$7,065,066	$6,445,809
Cost of goods sold	4,361,446	2,693,279	6,567,581	5,334,286
Gross profit	96,825	581,667	497,485	1,111,523

Operating expenses:
General and administrative	1,167,053	846,662	2,026,273	1,232,301
Salaries and wages	677,282	436,163	1,343,618	750,405
Professional fees	314,145	323,062	574,834	558,096
Shipping and handling to customers	220,523	157,807	376,414	264,352
Advertising and promotions	283,134	126,617	360,788	260,184
Total operating expenses	2,662,137	1,890,311	4,681,927	3,065,338

Operating loss	(2,565,312)	(1,308,644)	(4,184,442)	(1,953,815)

Other income (expense):
Interest income	59	6,600	1,808	11,736
Other income	29,768	-	29,768	-
Interest expense	(184,551)	(301,112)	(359,454)	(579,459)
Total other income (expense)	(154,724)	(294,512)	(327,878)	(567,723)

Net loss	$(2,720,036)	$(1,603,156)	$(4,512,320)	$(2,521,538)

Other comprehensive income (loss):
Gain (loss) on foreign currency translation	$(169)	$20,554	$(56,414)	$28,763

Net other comprehensive loss	$(2,720,205)	$(1,582,602)	$(4,568,734)	$(2,492,775)

Weighted average common shares outstanding - basic and diluted	15,218,348	9,659,605	14,823,411	9,205,200
Net loss per common share - basic and diluted	$(0.18)	$(0.17)	$(0.30)	$(0.27)

See accompanying notes to financial statements.

BRANCHOUT FOOD INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended June 30, 2026
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, March 31, 2026	-	$-	14,582,416	$14,582	$31,426,345	$(29,380)	$(25,479,013)	$5,932,534
Issuance of common stock upon exercise of warrant related to convertible debt	-	-	500,000	500	749,500	-	-	750,000
Issuance of common stock upon exercise of warrants	-	-	233,615	234	233,380	-	-	233,614
Stock-based compensation expense	-	-	-	-	272,932	-	-	272,932
Foreign currency translation adjustment	-	-	-	-	-	(169)	-	(169)
Net loss	-	-	-	-	-	-	(2,720,036)	(2,720,036)
Balance, June 30, 2026	-	$-	15,316,031	$15,316	$32,682,157	$(29,549)	$(28,199,049)	$4,468,875

	For the Three Months Ended June 30, 2025
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, March 31, 2025	-	$-	9,584,769	$9,585	$22,352,265	$(372)	$(18,480,439)	$3,881,039
Issuance of common stock upon exercise of warrant related to convertible debt	-	-	1,000,000	1,000	999,000	-	-	1,000,000
Issuance of common stock upon exercise of warrants	-	-	135,000	135	134,865	-	-	135,000
Stock-based compensation expense	-	-	-	-	77,074	-	-	77,074
Fair value adjustment related to warrant modification	-	-	-	-	32,099	-	-	32,099
Foreign currency translation adjustment	-	-	-	-	-	20,554	-	20,554
Net loss	-	-	-	-	-	-	(1,603,156)	(1,603,156)
Balance, June 30, 2025	-	$-	10,719,769	$10,720	$23,595,303	$20,182	$(20,083,595)	$3,542,610

See accompanying notes to financial statements.

	For the Six Months Ended June 30, 2026
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2025	-	$-	13,385,459	$13,385	$29,218,186	$26,865	$(23,686,729)	$5,571,707
Issuance of common stock under ATM program, net of issuance costs	-	-	500,000	500	1,428,544	-	-	1,429,044
Issuance of common stock in connection with debt conversion	-	-	659,457	659	499,341	-	-	500,000
Issuance of common stock upon exercise of warrant related to convertible debt	-	-	500,000	500	749,500	-	-	750,000
Issuance of common stock upon exercise of warrants	-	-	271,115	272	270,842	-	-	271,114
Stock-based compensation expense	-	-	-	-	515,744	-	-	515,744
Foreign currency translation adjustment	-	-	-	-	-	(56,414)	-	(56,414)
Net loss	-	-	-	-	-	-	(4,512,320)	(4,512,320)
Balance, June 30, 2026	-	$-	15,316,031	$15,316	$32,682,157	$(29,549)	$(28,199,049)	$4,468,875

	For the Six Months Ended June 30, 2025
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2024	-	$-	8,424,600	$8,425	$19,903,796	$(8,581)	$(17,562,057)	$2,341,583
Issuance of common stock under ATM program, net of issuance costs	-	-	1,120,422	1,120	2,406,328	-	-	2,407,448
Issuance of common stock upon exercise of warrant related to convertible debt	-	-	1,000,000	1,000	999,000	-	-	1,000,000
Issuance of common stock upon exercise of warrants	-	-	174,747	175	172,983	-	-	173,158
Fair value adjustment related to warrant modification	-	-	-	-	32,099	-	-	32,099
Stock-based compensation expense	-	-	-	-	81,097	-	-	81,097
Foreign currency translation adjustment	-	-	-	-	-	28,763	-	28,763
Net loss	-	-	-	-	-	-	(2,521,538)	(2,521,538)
Balance, June 30, 2025	-	$-	10,719,769	$10,720	$23,595,303	$20,182	$(20,083,595)	$3,542,610

See accompanying notes to financial statements.

BRANCHOUT FOOD INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(4,512,320)	$(2,521,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	360,851	305,560
Amortization of finance lease right-of-use asset	96,167	94,364
Change in allowance for doubtful accounts	(25,586)	-
Provision for prepaid inventory	-	75,600
Amortization of debt discounts	22,574	33,019
Fair value adjustment related to warrant modification	-	32,099
Stock-based compensation expense	515,744	81,097
Decrease (increase) in assets:
Accounts receivable	(1,322,292)	(1,440,275)
Advances on inventory purchases	(50,121)	44,882
Inventory	(956,497)	391,129
Prepaid expenses and other current assets	(367,784)	(1,044,154)
Other long-term asset and receivable	(237,933)	80,391
Increase (decrease) in liabilities:
Accounts payable	1,039,732	365,098
Accrued expenses	553,272	(460,517)
Net cash used in operating activities	(4,884,193)	(3,963,245)

Cash flows from investing activities
Purchase of property and equipment	(719,909)	(491,332)
Net cash used in investing activities	(719,909)	(491,332)

Cash flows from financing activities
Repayment of equipment notes payable	(174,682)	(212,917)
Proceeds received on notes payable, related party	3,000,000	-
Repayment on notes payable, related parties	-	(635,000)
Principal payments on finance lease obligations	(19,253)	4,802
Proceeds from sale of common stock pursuant to ATM program	1,429,044	2,407,448
Proceeds from exercise of warrants	1,021,114	1,173,158
Net cash provided by financing activities	5,256,223	2,737,491

Effect of exchange rate changes on cash	(56,414)	28,763

Net decrease in cash	(404,293)	(1,688,323)
Cash - beginning of period	616,278	2,329,452
Cash - ending of period	$211,985	$641,129

Supplemental disclosures:
Interest paid	$81,908	$253,605
Income taxes paid	$-	$-

Non-cash investing and financing transactions:
Conversion of convertible debt into common stock	$500,000	$-

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the Company’s financial position as of June 30, 2026, the results of operations and changes in stockholder’s equity for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025.

The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year ended December 31, 2026 or any other interim period.

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

The Company’s significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2026.

Certain amounts presented in these condensed consolidated financial statements and accompanying notes have been rounded to the nearest thousand or million, as applicable.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which were under common control and ownership at June 30, 2026:

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

Going Concern

As shown in the accompanying condensed consolidated financial statements, as of June 30, 2026, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $28.2 million, with working capital of approximately $241,000, which may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers and continues to expand the Company’s product mix to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short-term operations. Management believes these factors will contribute toward achieving profitability.

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

Cash and Cash Equivalents

Cash equivalents include money market accounts which have maturities of three months or less. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value. There were no cash equivalents on hand as of June 30, 2026 or December 31, 2025.

Cash in Excess of FDIC Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, under current regulations. The Company had $0 and $250,014 in excess of FDIC insured limits on June 30, 2026 and December 31, 2025, respectively, and has not experienced any losses in such accounts.

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

Advertising and Promotions Costs

The Company incurs advertising and promotional costs related primarily to product demonstrations, trade shows, and other marketing activities intended to promote the Company’s products and brand awareness. Advertising and promotional costs are expensed as incurred and are included in selling, general and administrative expenses in the condensed consolidated statements of operations

Stock-Based Compensation

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

For the six months ended June 30, 2026 and 2025, the inclusion of potentially dilutive securities would have been anti-dilutive due to the Company’s net loss; therefore, diluted net loss per share is the same as basic net loss per share.

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

Expenses such as slotting fees, sales discounts, and allowances for the three and six months ended June 30, 2026 and 2025 were accounted for as a direct reduction of revenue as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenue	$4,744,553	$3,430,029	$7,476,392	$6,662,320
Less: slotting, discounts, and allowances	286,282	155,083	411,326	216,511
Net revenue	$4,458,271	$3,274,946	$7,065,066	$6,445,809

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

Inventories consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Raw materials	$540,084	$414,694
Work in progress	2,419,374	1,047,668
Finished goods	382,118	922,717
Total inventory	3,341,576	2,385,079

As of June 30, 2026 and December 31, 2025, the Company had advances on inventory purchases of $50,121 and $0, respectively.

Note 5 – Accounts Receivable, Net

Accounts receivable are stated at their estimated net realizable value, net of an allowance for expected credit losses. The Company evaluates the collectability of trade receivables on an ongoing basis and estimates expected credit losses based on historical collection experience, customer-specific considerations, current economic conditions, and reasonable and supportable forecasts. As of June 30, 2026 and December 31, 2025 the allowance for expected credit losses was $0 and $25,586, respectively. During the six months ended June 30, 2026, the Company wrote off previously reserved receivables. Based on the Company’s evaluation of its outstanding accounts receivables as of June 30, 2026, management concluded that no allowance for expected credit losses was required.

The Company has customers whose net revenue or accounts receivable balances individually represent 10% or more of consolidated net revenue or accounts receivable, respectively. For the three and six months ended June 30, 2026, four customers accounted for 95.9% and 96.6%, respectively, of consolidated net revenue. For the three and six months ended June 30, 2025, three customers accounted for 99.1% and 97.1%, respectively, of consolidated net revenue. As of June 30, 2026 and December 31, 2025, three customers accounted for approximately 88% and 97% of gross accounts receivable, respectively.

Note 6 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Prepaid insurance costs	$32,088	$7,441
Prepaid advertising and trade show fees	24,466	10,294
Prepaid professional fees and license fees	46,278	25,875
Prepaid taxes	70,685	54,344
Advance payments to vendors	325,082	561,160
Miscellaneous prepaid expenses	57,884	17,571
VAT tax receivable	1,168,187	679,626
Miscellaneous receivable	7,782	8,357
Total prepaid expenses and other current assets	$1,732,452	$1,364,668

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

Note 7 – Property and Equipment, Net

Property and equipment as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Leasehold improvements	$179,127	$179,127
Machinery and equipment	6,376,874	6,204,224
Office furniture, fixtures and equipment	153,867	141,717
Construction in progress	837,625	302,516
Less: accumulated depreciation	(1,501,674)	(1,140,823)
Total property and equipment, net	$6,045,819	$5,686,761

For the three and six months ended June 30, 2026, depreciation of property and equipment was $200,815 and $360,851, respectively. For the three and six months ended June 30, 2025, depreciation of property and equipment was $153,205 and $305,560, respectively.

The Company leases a manufacturing facility located in Pisco, Peru, which is accounted for as a finance lease (see Note 11). The lease includes a purchase option that allows the Company to acquire the facility at the end of the lease term. During 2024, the landlord of this facility entered bankruptcy proceedings, which remain ongoing. To protect its long-term strategic interests, the Company purchased the first mortgage position on the facility and continues to hold its contractual purchase option under the lease. Management currently intends to acquire ownership of the facility either (i) through the landlord’s bankruptcy settlement process, or (ii) by exercising the purchase option at the end of the lease term, although there can be no assurance that the Company will be successful in this regard.

The Company accounts for the facility as a leased asset. The first mortgage position is included on the balance sheet in other assets of $1,267,000 as of June 30, 2026 and December 31, 2025. The Company capitalizes leasehold improvements related to the buildout of the facility, which expanded the Company’s production capacity.

Note 8 – Other Assets and Other Receivable

Other Assets

The Company has other assets of $1,267,000 as of June 30, 2026, and December 31, 2025, consisting of the first mortgage position on the production facility it leases in Pisco, Peru, which the Company acquired to protect its long-term strategic interests. See Note 7, Property and Equipment for additional information.

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

As of June 30, 2026, the Company’s Peruvian operations had paid more IGV on purchases than it had collected on sales, resulting in a net IGV receivable of approximately $1.8 million, of which $1.2 million is classified in Prepaids and Other Current Assets (see Note 6).

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

Accordingly, the net carrying value of the note receivable was $0 as of June 30, 2026 and December 31, 2025.

The Company continues to hold a second lien on the EnWave REV™ 10 machines that previously collateralized the note receivable and is in discussions to recover the equipment and terminate the MDA. The Company expects to recover the equipment in connection with the termination of the MDA. Any recovery of collateral will be recognized when realized.

Note 10 – Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2026 and December 31, 2025, respectively:

	June 30, 2026	December 31, 2025
Accrued payroll and taxes	$401,081	$224,939
Accrued interest	765,826	533,428
Accrued chargebacks	104,603	14,945
Accrued miscellaneous	303,390	150,456
Accrued EnWave royalties	13,745	111,605
Total accrued expenses	$1,588,645	$1,035,373

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

The components of lease costs were as follows for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Finance lease cost:
Amortization of right-of-use asset	$48,202	$47,289	$96,167	$94,364
Interest on lease liability	37,316	37,377	74,690	74,746
Capitalized inventory cost	(23,594)	(18,051)	(45,773)	(56,730)
Total finance lease cost	$61,924	$66,615	$125,084	$112,380

Supplemental balance sheet information of June 30, 2026 and December 31, 2025 related to leases was as follows:

	June 30, 2026	December 31, 2025
Finance lease:
Finance lease assets	$1,289,725	$1,385,892

Current portion of finance lease liability	146,375	85,658
Noncurrent finance lease liability	1,539,036	1,619,006
Total finance lease liability	$1,685,411	$1,704,664

Weighted average remaining lease term:
Finance lease	9.19 years	9.77 years

Weighted average discount rate:
Finance lease	9.1%	9.1%

For the six months ended June 30, 2026 and 2025, supplemental cash flow information related to finance leases consisted of principal payments on finance lease obligations of $19,253 and non-cash additions to finance lease liabilities of $4,802, respectively.

The future minimum lease payments due under finance leases as of June 30, 2026, are as follows:

Year Ending	Minimum Lease
December 31,	Commitments
2026 (for the six months remaining)	$141,943
2027	299,886
2028	294,629
2029	296,000
2030	300,000
2031	300,000
Thereafter	700,000
Total minimum lease payments	2,332,458
Less effects of discounting	647,047
Lease liability recognized	1,685,411
Less current portion	146,375
Long-term finance lease liability	$1,539,036

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

On May 7, 2026, Kaufman Kapital exercised in full the $1.50 Warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.50 per share, resulting in cash proceeds to the Company of $750,000. In connection with the warrant exercise, the Convertible Note was amended to extend the maturity date from December 31, 2026 to December 31, 2027 and reduce the interest rate from 12% to 8%.

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

In accordance with ASC 470, the Company recorded total discounts of $95,958, consisting of $75,000 of legal fees and $20,958 related to the relative fair value of the Warrants. The discounts are amortized to interest expense over the term of the loan using the effective interest method. As of June 30, 2026, a total of $16,735 of unamortized debt discounts are expected to be expensed over the remaining life of the loan.

The Company recognized interest expense on the convertible note payable for the three and six months ended June 30, 2026 and 2025 as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Stated interest	$59,113	$108,393	$161,426	$208,996
Amortized debt discount	6,540	12,975	17,644	25,808
Amortized debt discount due to warrants	1,828	3,625	4,930	7,211
Total convertible note interest expense	$67,481	$124,993	$184,000	$242,015

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

On April 17, 2026 and May 15, 2026, the Company borrowed an additional $750,000 on each date from Kaufman Kapital under the same terms as the 2026 Secured Note. In connection with these borrowings, the 2026 Secured Note was amended and restated to increase the aggregate principal balance to $3,000,000. On June 30, 2026, the Company again amended and restated the 2026 Secured Note increasing the principal amount available thereof to $4,000,000. The additional $1,000,000 was funded on July 1, 2026 and, accordingly, only $3,000,000 was outstanding under the 2026 Secured Note as of June 30, 2026.

The Company recognized $50,500 and $71,167 of interest expense on 2026 Secured Note payable, related parties for the three and six months ended June 30, 2026.

Eagle Vision Senior Notes and Warrants, Related Party

Eagle Vision Fund LP, an affiliate of the Company’s Chief Financial Officer and director, previously participated in senior secured note financings with detachable warrants. During the year ended December 31, 2025, the Company repaid the remaining $1,560,000 principal balance, and no amounts were outstanding as of December 31, 2025. For the three and six months ended June 30, 2025 the Company recognized $95,495 and $197,577 of interest expense on Eagle Vision Senior Notes. Certain warrants issued in connection with these financings remain outstanding as of June 30, 2026.

Notes payable to related parties, consists of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

Total Kaufman Convertible Note Payable, related party	$2,900,000	$3,400,000
Less: discounts	16,735	39,309
Convertible note payable, related party, net of discounts	2,883,265	3,360,691
Less: current maturities	-	3,360,691
Convertible note payable, related party, net of discounts less current maturities	$2,883,265	$-

Total Kaufman Senior Secured Promissory Note, related party	3,000,000	-
Less: current maturities	3,000,000	-
Note payable, related party, less current maturities	$-	$-

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

Pursuant to the September 16, 2025 Amendment, the Company purchased from EnWave a refurbished 120kW REV vacuum microwave for a purchase price of $1,500,000. The purchase price is payable in 24 equal monthly installments, commencing April 1, 2026, pursuant to a secured promissory note (the “Promissory Note”) bearing interest at the rate of 8.00% per annum.

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

The Company has notes payable (in addition to the Senior Secured Note and the Convertible Note payable to Kaufman Kapital described above), consisting of the following as of June 30, 2026, and December 31, 2025:

	June 30,	December 31,
	2026	2025
EnWave Equipment Loan	$1,325,318	$1,500,000
SBA EIDL Loan	34,500	34,500
Total notes payable	$1,359,818	$1,534,500
Less: current maturities	734,614	534,668
Notes payable, less current maturities	$625,204	$999,832

For the three and six months ended June 30, 2026, the Company recognized interest expense of $29,254 and $29,597, respectively, on these notes payable. For the corresponding periods in 2025, interest expense was $4,964 and $9,972, respectively.

The schedule of principal maturities of debt as of June 30, 2026 are as follows:

Year Ending December 31,	Amount
2026 (remaining six months)	$359,986
2027	6,664,493
2028	200,839
2029	-
2030 and thereafter	-
2031 and thereafter	34,500
Total debt	$7,259,818
Less: current portion	3,734,614
Long-term debt	$3,525,204

The Company recognized aggregate interest expense for the three and six months ended June 30, 2026, and 2025 respectively, as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest on convertible note payable, related party	$59,113	$108,393	$161,426	$208,996
Amortization of debt discounts on related party convertible note	6,540	12,975	17,644	25,808
Amortization of debt discounts on related party convertible note, warrants	1,828	3,625	4,930	7,211
Interest on notes payable	29,254	4,964	29,597	9,972
Interest on note payable, related party	50,500	95,495	71,167	197,577
Interest on finance lease	37,316	37,377	74,690	74,746
Interest on credit card	-	661	-	661
Fair value adjustment related to warrant modification	-	32,099	-	32,099
Interest on first credit position financing	-	5,523	-	22,389
Total interest expense	$184,551	$301,112	$359,454	$579,459

Note 13 – Changes in Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 8,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2026, no shares of preferred stock were issued or outstanding.

Common Stock

The Company is authorized to issues 80,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2026, a total of 15,316,030 shares of common stock were issued and outstanding. Holders of common stock are entitled to one vote per share.

ATM Offerings

On January 27, 2026, the Company entered into an At-The-Market Issuance Sales Agreement with Alexander Capital, L.P., pursuant to which the Company could offer and sell shares of its common stock for aggregate gross proceeds of up to $1,500,000. During the three and six months ended June 30, 2026, the Company sold 500,000 shares of common stock under the agreement for aggregate gross proceeds of $1,499,873. Net proceeds, after commissions and offering expenses, were approximately $1,429,044.

Exercise of Warrants

During the six months ended June 30, 2026, certain warrants were exercised to purchase an aggregate of 271,115 shares of the Company’s common stock at an exercise price of $1.00 per share, resulting in cash proceeds of $271,114.

Additionally, on May 7, 2026, Kaufman Kapital exercised a warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of 1.50 per share, resulting in aggregate cash proceeds of $750,000.

Conversion of Convertible Note Principal into Common Stock

On January 28, 2026, Kaufman Kapital converted $500,000 of outstanding principal under the Convertible Note into 659,457 shares of the Company’s common stock. The conversion was accounted for as a non-cash financing activity.

Foreign Currency Translation

Foreign currency translation adjustments, primarily related to the Company’s foreign operations in Peru, decreased accumulated other comprehensive income by $56,414 during the six months ended June 30, 2026.

Note 14 – Common Stock Options

The Company’s Board of Directors and stockholders adopted the 2022 Equity Incentive Plan (the “2022 Plan”) effective January 1, 2022. The 2022 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and other equity-based awards to employees, directors, and consultants.

The number of shares reserved for issuance under the 2022 Plan was initially 600,000 shares and was adjusted in connection with the Company’s 2023 reverse stock split. Pursuant to the 2022 Plan, the number of shares of common stock available for issuance thereunder automatically increases on the first day of each fiscal year of the Company in an amount equal to 5% percent of the total number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year of the Company, unless the board of directors takes action prior thereto to provide that there will not be an increase in the share reserve for such year or that the increase in the share reserve for such year will be of a lesser number of shares of common stock than would otherwise occur. As of June 30, 2026, the annual increases to the plan resulted in 2,963,000 shares reserved for issuance under the 2022 Plan, of which options to purchase 2,773,470 shares of common stock were outstanding.

On February 10, 2026, the Compensation Committee of the Board of Directors approved grants of stock options to certain directors, employees and consultants under the 2022 Plan covering an aggregate of 1,390,000 shares of common stock, consisting of 100,000 shares subject to director awards and 1,290,000 shares subject to employee/consultant awards. All options were granted with an exercise price of $2.96 per share, equal to the closing market price of the Company’s common stock on the grant date and have a contractual term of ten years.

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

The performance-based tranches tied to revenue and EBITDA milestones were determined not to have a grant date for accounting purposes as of June 30, 2026 because the applicable performance conditions and measurement requirements had not yet been satisfied. Accordingly, those tranches were not included in the grant-date fair value of awards granted during the quarter and no stock-based compensation expense was recognized for such tranches during the six months ended June 30, 2026.

For the six months ended June 30, 2026, the Company recognized stock-based compensation expense related to the February 10, 2026 grants for vested and service-based tranches only. Unrecognized compensation cost related to unvested service-based awards will be recognized over the remaining requisite service periods.

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

As of June 30, 2026, options to purchase 1,109,428 shares of common stock were vested and exercisable, with a weighted-average exercise price of $2.48 and a remaining contractual life of 8 years on a weighted-average basis.

Information for total options outstanding under 2022 Plan as of June 30, 2026 is presented below:

	Number of Options	Weighted Average Exercise Price	Aggregate Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at December 31, 2025	1,383,470	$2.28	$83,524
Granted	1,390,000	2.96	255,357
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2026	2,773,470	$2.62	$149,559	$5,576,597

The Company recognized stock-based compensation expense of $272,932 and $77,073 for the three months ended June 30, 2026 and 2025, respectively, and $515,744 and $81,097 for the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, total unrecognized compensation cost related to unvested stock options was $1.8 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.3 years. As of June 30, 2026, the weighted-average remaining contractual life of outstanding options was 8.8 years.

Note 15 – Common Stock Warrants

Outstanding warrants as of June 30, 2026 primarily relate to financing transactions completed during 2024 and 2025.

During the six months ended June 30, 2026, certain warrants were exercised to purchase an aggregate of 271,115 shares of the Company’s common stock at an exercise price of $1.00 per share resulting in cash proceeds of $271,114.

In addition, on May 7, 2026, Kaufman Kapital exercised in full a warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.50 per share, resulting in cash proceeds to the Company of $750,000.

The aggregate intrinsic value of warrants exercised during the six months ended June 30, 2026 was $1.9 million.

Information for total warrants outstanding as of June 30, 2026 is presented below:

	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2025	1,999,205	$2.56
Issued	-	-
Exercised	(771,115)	0.73
Expired	-	-
Outstanding at June 30, 2026	1,228,090	$3.33	6.41

Exercisable at June 30, 2026	1,228,090	$3.33	6.41

The remaining contractual term of outstanding warrants ranged from 0.9 to 8.1 years as of June 30, 2026.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2026 and December 31, 2025:

	Fair Value Measurements at June 30, 2026
	Level 1	Level 2	Level 3
Assets
Cash	$211,985	$-	$-
Right-of-use-asset	-	-	1,289,725
Total assets	211,985	-	1,289,725
Liabilities
Convertible note payable, related party net of $16,735 of discounts	-	-	2,883,265
Notes payable	-	1,359,818	-
Note payable, related party	-	3,000,000	-
Lease liabilities	-	-	1,685,411
Total liabilities	-	4,359,818	4,568,676
Total assets and liabilities	$211,985	$(4,359,818)	$(3,278,951)

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3
Assets
Cash	$616,278	$-	$-
Right-of-use-asset	-	-	1,385,892
Total assets	616,278	-	1,385,892
Liabilities
Convertible note payable, related party net of $39,309 of discounts	-	-	3,360,691
Notes payable	-	1,534,500	-
Lease liabilities	-	-	1,704,664
Total liabilities	-	1,534,500	5,065,355
Total assets and liabilities	$616,278	$(1,534,500)	$(3,679,463)

The Company had no transfers between Level 1, Level 2, and Level 3 fair value measurements during the six months ended June 30, 2026 and the year ended December 31, 2025.

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

Reportable Segment Information

The following table presents revenue, significant expenses, and segment EBITDA for the Company’s reportable segments, together with a reconciliation to consolidated net loss before income taxes for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

U.S. operations segment sales	$4,458,271	$3,274,946	$7,065,066	$6,445,809

U.S. operations segment cost of goods sold	169,405	704,887	770,797	1,563,839
U.S. operations segment expenses:
General and administrative	1,069,116	539,941	1,541,052	1,052,347
Salaries and wages	364,989	266,570	729,479	503,591
Professional fees	216,172	276,588	414,846	443,210
Total U.S. operating expenses	$1,650,277	$1,083,099	$2,685,377	$1,999,148
Other income	29,768	-	29,768	-
U.S. operations segment EBITDA	$2,688,357	$1,486,960	$3,638,660	$2,882,822

Latin American operations segment cost of goods sold	$3,943,024	$1,883,021	$5,339,766	$3,464,887
Latin American operations segment expenses:
General and administrative	601,596	496,020	1,222,423	610,125
Salaries and wages	105,108	92,522	200,790	165,718
Professional fees	32,224	46,474	57,593	114,886
Total Latin American operating expenses	738,928	635,016	1,480,806	890,729
Latin American operations segment EBITDA	$(4,681,952)	(2,518,037)	$(6,820,572)	$(4,355,616)
Consolidated EBITDA	$(2,013,595)	(1,031,077)	$(3,181,912)	$(1,472,794)

Reconciliation of net earnings before income tax expense:
Consolidated EBITDA	$(2,013,595)	$(1,031,077)	$(3,181,912)	$(1,472,794)
Depreciation and amortization expense	(249,017)	(200,494)	(457,018)	(399,924)
Interest income	59	6,600	1,808	11,736
Interest expense	(184,551)	(301,112)	(359,454)	(579,459)
Stock compensation expense	(272,932)	(77,073)	(515,744)	(81,097)
Consolidated net loss before income tax expense	$(2,720,036)	$(1,603,156)	$(4,512,320)	$(2,521,538)

Note 18 – Related Party Transactions

Kaufman Kapital LLC, which is affiliated with Daniel L. Kaufman, is a beneficial owner of more than 10% of the Company’s outstanding common stock.

On July 15, 2024, the Company entered into a Securities Purchase Agreement (as amended, the “SPA”) with Daniel L. Kaufman, as further described in Note 12. As of June 30, 2026, the outstanding principal balance of the Convertible Note issued under the SPA was $2,900,000. All warrants issued in connection with the SPA had been exercised as of June 30, 2026.

On August 29, 2024, the Company borrowed $1,200,000 from Kaufman Kapital LLC pursuant to a senior secured promissory note. The Company repaid the full principal balance during the year ended December 31, 2025, and no amounts were outstanding as of December 31, 2025.

On January 28, 2026, the Company borrowed an additional $1,500,000 from Kaufman Kapital pursuant to a Senior Secured Promissory Note, as further described in Note 12. On June 30, 2026, the Senior Secured Promissory Note was amended and restated to increase the principal amount under the note to $4,000,000. As of June 30, 2026, the outstanding principal balance was $3,000,000. The remaining $1,000,000 was funded on July 1, 2026.

Eagle Vision Fund LP, an investor in the Company, is affiliated with the Company’s Chief Financial Officer, John Dalfonsi.

On various dates from January 9, 2024 through May 22, 2024, the Company issued an aggregate of $1,675,000 of senior secured notes and warrants to purchase an aggregate of 518,750 shares of the Company’s common stock to a group of investors led by Eagle Vision Fund LP. The Company repaid the full principal balance of these notes as of December 31, 2025. As of June 30, 2026, warrants to purchase an aggregate of 50,000 shares of the Company’s common stock issued to the purchases of the senior secured notes remained outstanding.

The Company engages its Chief Financial Officer under a consulting arrangement. During the six months ended June 30, 2026, the Company paid $112,500 for services under this arrangement. As of June 30, 2026, $42,500 was recorded as prepaid expenses for services to be rendered in future periods. Such amounts are recognized as expense as the related services are performed.

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

The Company is the subject of a lawsuit commenced by its former Chief Financial Officer alleging wrongful termination. The parties have entered into a settlement agreement involving the payment of cash and the issuance of a warrant to the plaintiff. Upon payment of the settlement amount, the matter will be fully resolved. The Company recognized an accrual for the settlement amount as of June 30, 2026, which is included in accrued liabilities in the accompanying condensed consolidated balance sheet. The related settlement expense has been recognized in general and administrative expenses for the six months ended June 30, 2026.

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

In order to maintain exclusivity, the Company must make annual royalty minimum payments to EnWave of $250,000 per year, commencing in 2025 and continuing through each subsequent year in perpetuity, as long as the Company elects to maintain exclusivity. The Company recognized $125,000 and $85,081 of royalty expenses for the three and six months ended June 30, 2026, and 2025.

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

Note 20 - Income Taxes

The Company incurred net operating losses for the six months ended June 30, 2026 and 2025. Accordingly, no provision for income taxes has been recorded for the interim periods presented.

The Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to the full valuation allowance recorded against its deferred tax assets. As a result, the Company’s effective tax rate was 0% for the six months ended June 30, 2026 and 2025.

Management continues to evaluate the realizability of its deferred tax assets and has determined that it is more likely than not that such assets will not be realized. Accordingly, a full valuation allowance has been maintained as of June 30, 2026.

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

Note 21 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date these financial statements were issued, noting no reportable event, except as follows:

Tariff Refund – Gain Contingency

Subsequent to June 30, 2026, the Company received approximately $370,000 of additional refunds from U.S. Customs and Border Protection related to tariffs previously paid under the International Emergency Economic Powers Act. Combined with approximately $32,000 received on or before June 30, 2026, the Company has now received substantially all of the tariff refunds to which it was entitled. These refunds relate to tariffs previously disclosed as a gain contingency in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The refunds received subsequent to June 30, 2026 will be recognized in the Company’s financial statements in the period received.

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

Gross margin performance may be affected by sales mix, throughput levels, manufacturing efficiencies, uptime, yields, availability or shortages of agricultural raw materials, packaging, labor and freight costs, as well as sourcing timing and spot market purchases when necessary.

Operating Model and Margin Considerations

Our operating results are closely tied to production volume, facility utilization, sales mix and input costs. We are focused on scaling production and optimizing manufacturing performance, while expanding our product portfolio to align with evolving customer demand and support growth across our core sales channels.

Despite improvements in production volumes, throughput and manufacturing efficiencies, including gains in uptime, yields and production flow, gross margins have decreased in both the first and second quarters of 2026, due to (i) increased downtime at the plant, and lower production levels during January and February, (ii) an unfavorable sales mix driven by a higher proportion of lower-margin bulk ingredient sales, (iii) a shortened procurement timeline for a bulk strawberry ingredient product as discussed below, and (iv) the launch of a new mixed variety pack to Sam’s Club.

Gross margin is influenced by sales mix across our branded, private-label and ingredient channels, as well as variability in agricultural raw materials, packaging, labor and freight costs. The timing of raw material sourcing and reliance on spot market purchases, when necessary, may also affect margins.

As the Company scales production to support new customer programs, initial production runs are often completed on a compressed procurement timeline to meet customer delivery requirements. As a result, raw materials may be purchased at prevailing market prices rather than through advance procurement, resulting in higher input costs and gross margins below the Company’s long-term target margins for recurring products. In certain cases, initial production runs may generate minimal or negative gross margins. Management believes these initial production runs are an important part of securing long-term customer relationships and recurring production volumes, which are expected to have more favorable procurement economics.

Management intentionally prioritizes establishing new customer relationships and securing product placements with large retailers, recognizing that the economics of initial production runs may differ from those of recurring production. As customer demand becomes recurring, the Company expects to procure raw materials further in advance, negotiate more favorable pricing, and improve manufacturing efficiencies, resulting in improved gross margins. The Company has already secured future strawberry raw material supply under executed procurement contracts at prices significantly lower than the raw material costs incurred for strawberry production during the first half of 2026. While the Company currently manufactures primarily to customer order, management believes that recently launched products, including the variety pack and strawberry product offerings, will transition to recurring production, enabling the Company to procure raw materials further in advance and, over time, improve manufacturing economics.

Operating expenses primarily reflect costs associated with supporting our Peru Facility, growth initiatives to establish new customer relationships, distribution expansion and public company requirements. We continue to operate at a net loss and with negative working capital. Future operating performance will depend on revenue growth, production scale, cost management, availability of raw materials, product mix, working capital efficiency and continued access to capital.

Adjusted Gross Margin (Non-GAAP)

In addition to gross margin calculated in accordance with U.S. generally accepted accounting principles (“GAAP”), we use adjusted gross margin, a non-GAAP supplemental measure to evaluate underlying manufacturing performance. Non-GAAP adjusted gross margin excludes depreciation included in cost of goods sold and certain air freight costs during the three and six months ended June 30, 2026 and 2025.

For the three months ended June 30, 2026, gross profit (GAAP) was $96,825 versus adjusted gross profit (non-GAAP) of $0.37 million, and gross margin was 2.2% compared to adjusted gross margin of 8.3%. For the three months ended June 30, 2025 gross profit (GAAP) was $0.58 million versus adjusted gross profit (non-GAAP) of $0.8 million, and gross margin was 17.8% compared to adjusted gross margin of 24.3%.

For the six months ended June 30, 2026, gross profit (GAAP) was $0.5 million versus adjusted gross profit (non-GAAP) of $0.91 million, and gross margin was 7.0% compared to adjusted gross margin of 12.9%. For the six months ended June 30, 2025 gross profit (GAAP) was $1.1 million versus adjusted gross profit (non-GAAP) of $1.6 million, and gross margin was 17.2% compared to adjusted gross margin of 25.5%.

Adjusted gross margin was higher than reported gross margin, reflecting the impact of depreciation and air freight costs incurred to support customer-required timelines, primarily related to new product introductions. These air freight costs were driven by specific timing and fulfillment requirements and are not expected to recur at similar levels.

Gross margin and adjusted gross margin for the three-month period ended June 30, 2026 were also negatively impacted by the production of a bulk strawberry ingredient product and the delivery of a new product launched at Sam’s Club. The products incurred higher raw material costs due to a shortened procurement timeline, resulting in margins significantly below management’s long-term target margins for recurring products. Management expects margins to improve as repeat customer orders provide longer procurement lead times, enabling more efficient raw material sourcing and production planning and resulting in margins more consistent with the Company’s consumer packaged goods business.

We believe adjusted gross margin provides additional visibility into the underlying manufacturing economics of our operations by excluding certain non-cash depreciation and unusual air freight costs. As production continues to scale and customer orders transition from initial product launches to recurring production, we expect reported gross margin to improve through higher manufacturing throughput, greater operating efficiencies, and improved raw material procurement.

A reconciliation of gross profit (GAAP) to adjusted gross profit (non-GAAP), and the related gross margin measures, for the six months ended June 30, 2026 and 2025, is presented below:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Gross profit (GAAP)	$96,825	$581,667	$497,485	$1,111,523
Depreciation included in cost of goods sold	121,802	71,116	213,005	222,622
Air freight related to customer fulfillment timing requirements	151,548	141,901	202,769	306,571
Adjusted gross profit (non-GAAP)	370,175	794,684	913,259	1,640,716
Net revenue	$4,458,271	$3,274,946	$7,065,066	$6,445,809
Gross margin (GAAP)	2.2%	17.8%	7.0%	17.2%
Adjusted gross margin (non-GAAP)	8.3%	24.3%	12.9%	25.5%

Results of Operations for the Three Months Ended June 30, 2026, and 2025

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2026, and 2025, respectively.

	Three Months Ended
	June 30,		Increase /
	2026	2025	(Decrease)

Net revenue	$4,458,271	$3,274,946	$1,183,325
Cost of goods sold	4,361,446	2,693,279	1,668,167
Gross profit	96,825	581,667	(484,842)
Gross margin	2.2%	17.8%

Operating expenses:
General and administrative	1,167,053	846,662	320,391
Salaries and benefits	677,282	436,163	241,119
Professional services	314,145	323,062	(8,917)
Shipping and handling to customers	220,523	157,807	62,716
Advertising and promotions	283,134	126,617	156,517
Total operating expenses	2,662,137	1,890,311	771,826

Operating loss	(2,565,312)	(1,310,448)	(1,256,668)
Operating margin	(57.5)%	(40.0)%

Other income (expense):
Interest income	59	6,600	(6,541)
Other income	29,768	-	29,768
Interest expense	(184,551)	(301,112)	116,561
Total other income (expense)	(154,724)	(294,512)	139,788

Net loss	$(2,720,036)	$(1,603,156)	$(1,116,880)
Net margin	(61.0)%	(49.0)%

Net Revenue

Our net revenue for the three months ended June 30, 2026 was $4.5 million, compared to $3.3 million for the three months ended June 30, 2025, an increase of $1.2 million, or 36%. Net revenue increased primarily due to sales of bulk strawberry ingredient and the launch of a new branded product variety at Sam’s Club. While the bulk ingredient product contributed meaningfully to revenue growth, it generated lower gross margins than the Company’s targeted recurring product margins.

Our results may fluctuate period to period due to the timing and size of customer orders, product mix, and the seasonal nature of raw material harvest cycles, among other factors.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the three months ended June 30, 2026 was $4.4 million, compared to $2.7 million for the three months ended June 30, 2025, an increase of $1.7 million, or 62%. Gross profit for the three months ended June 30, 2026 was $96,825, or 2.2% of net revenue, compared to $581,667, or 17.8% of net revenue. The increase in cost of goods sold relative to net revenue was primarily attributable to product mix, including the manufacture of a bulk strawberry ingredient product. Due to a compressed procurement timeline, the Company incurred significantly higher raw material costs for this product, resulting in gross margins below the Company’s long-term target margins for recurring products.

General and Administrative Expense

General and administrative expense for the three months ended June 30, 2026 was $1.2 million, compared to $0.85 million for the three months June 30, 2025, an increase of $0.35 million, or 38%. The increase was primarily related to costs associated with the settlement of an employment-related legal matter involving the Company’s former Chief Financial Officer.

The largest components of our general and administrative expenses were plant idle capacity, employment-related legal settlement, research and development, travel, sales commissions, and royalties as shown below.

	Three Months Ended June 30,
	2026	2025	Difference	% Change

Idle capacity	$466,994	$480,320	$(13,326)	(3)%
Employment-related legal settlement	303,390	-	303,390	100%
Research and development	64,562	9,648	54,914	569%
Travel	109,633	24,779	84,854	342%
Sales commissions	25,840	72,143	(46,303)	(64)%
Royalties	62,500	44,496	18,004	40%

Research and development expense increased due to continued product development activities. Sales commissions decreased due to changes in customer sales mix. Travel expense remained relatively consistent, reflecting ongoing travel between the United States and Peru to support operations.

Royalties increased primarily due to higher production volumes on EnWave equipment.

Salaries and Wages

Salaries and wages for the three months ended June 30, 2026 were $0.68 million, compared to $0.44 million for the prior year period, an increase of $0.24 million, or 55%. The increase was primarily attributable to increases in stock-based compensation expense, together with higher payroll costs associated with additional personnel to support the Company’s continued growth.

Professional Fees

Professional fees for the three months ended June 30, 2026 were $0.31 million, compared to $0.32 million for the three months ended June 30, 2025, a decrease of $0.01 million, or 3%.

Shipping and Handling

Shipping and handling expense for the three months ended June 30, 2026 was $0.22 million, compared to $0.16 million for the three months ended June 30, 2025, an increase of $0.06 million, or 40%. The increase was primarily due to more customer deliveries and increased shipping costs during the period.

Advertising and Promotions

Advertising and promotions expense for the three months ended June 30, 2026 was $0.28 million, compared to $0.13 million for the three months ended June 30, 2025, an increase of $0.15 million, or 124%. The increase was primarily due to the timing of product demonstration programs and promotional costs associated with the lunch of a new branded product at Sam’s Club.

Other Income (Expense)

For the three months ended June 30, 2026, other expense was $154,724, consisting of $184,551 of interest expense, partially offset by $29,768 of other income and $59 of interest income. Other income is the recognition of tariff reimbursements received related to previously paid U.S. import duties. The Company received a portion of these reimbursements during the period and recognized the related income in accordance with U.S. GAAP. For the three months ended June 30, 2025, other expense was $294,512, consisting of $301,112 of interest expense, partially offset by $6,600 of interest income. Other expense decreased by $139,788, or 47%, primarily due to lower interest expense following the repayment of certain debt financing during 2025.

Net loss

Net loss for the three months ended June 30, 2026 was $2.7 million, compared to $1.6 million for the three months ended June 30, 2025, an increase of $1.1 million, or 70%. The increase in net loss was primarily attributable to lower gross profit, as discussed above, one-time settlement of an employment-related legal matter involving the Company’s former Chief Financial Officer, and higher personnel costs associated with increased stock-based compensation expense. Operating results continue to be influenced by production volumes, capacity utilization, product mix, and raw material procurement.

Results of Operations for the Six Months Ended June 30, 2026, and 2025

The following table summarizes selected items from the statement of operations for the six months ended June 30, 2025, and 2024, respectively.

	Six Months Ended
	June 30,		Increase /
	2026	2025	(Decrease)

Net revenue	$7,065,066	$6,445,809	$619,257
Cost of goods sold	6,567,581	5,334,286	1,233,295
Gross profit	497,485	1,111,523	(614,038)
Gross margin	7.0%	17.2%

Operating expenses:
General and administrative	2,026,273	1,232,301	793,972
Salaries and benefits	1,343,618	750,405	593,213
Professional services	574,834	558,096	16,738
Shipping and handling to customers	376,414	264,352	112,062
Advertising and promotions	360,788	260,184	100,604
Total operating expenses	4,681,927	3,065,338	1,616,589

Operating loss	(4,184,442)	(1,953,815)	(2,230,627)
Operating margin	(59.2)%	(30.3)%

Other income (expense):
Interest income	1,808	11,736	(9,928)
Other income	29,768	-	-
Interest expense	(359,454)	(579,459)	220,005
Total other income (expense)	(327,878)	(567,723)	239,845

Net loss	$(4,512,320)	$(2,521,538)	$(1,990,782)
Net margin	(63.9)%	(39.1)%

Net Revenue

Our net revenue for the six months ended June 30, 2026 was $7.1 million, compared to $6.5 million for the six months ended June 30, 2025, an increase of $0.6 million, or 10%. The increase in revenue was primarily due to sales of a bulk strawberry ingredient product and the launch of a new branded product variety at Sam’s Club. While the bulk ingredient product contributed meaningfully to revenue growth, it generated lower gross margins than the Company’s long-term target margins for recurring products.

Our results may fluctuate period to period due to the timing and size of customer orders, product mix, and the seasonal nature of raw material harvest cycles, among other factors.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the six months ended June 30, 2026 was $6.6 million, compared to $5.3 million for the six months ended June 30, 2025, an increase of $1.3 million, or 23%. Gross profit for the six months ended June 30, 2026 was $0.5 million, or 7.0% of net revenue, compared to $1.1 million, or 17.2% of net revenue, for the six months ended June 30, 2025. The increase in cost of goods sold relative to net revenue was primarily attributable to product mix, including the manufacture of a bulk strawberry ingredient product. Due to a compressed procurement timeline, the Company incurred significantly higher raw material costs for this product, resulting in gross margins substantially below the Company’s long-term target margins for recurring products.

General and Administrative Expense

General and administrative expense for the six months ended June 30, 2026 was $2.0 million, compared to $1.2 million for the six months June 30, 2025, an increase of $0.8 million, or 64%. The increase was primarily related to an increase in idle capacity expense during the six months ended June 30, 2026 due to unallocated fixed overhead resulting from operating the Peru Facility below normal utilization levels. The facility began operations in December 2024, and idle capacity was not measured through March 31, 2025. Additionally, the Company incurred costs related to a settlement of an employment-related legal matter involving its former Chief Financial Officer.

The largest components of our general and administrative expenses were plant idle capacity, employment-related legal settlement, research and development, travel, sales commissions, and royalties as shown below.

	Six Months Ended June 30,
	2026	2025	Difference	% Change

Idle capacity	$949,807	$480,320	$469,487	98%
Employment-related legal settlement	303,390	-	303,390	100%
Research and development	81,200	17,390	63,810	369%
Travel	211,253	132,224	79,029	60%
Sales commissions	48,725	133,202	(84,477)	(63)%
Royalties	125,000	85,081	39,919	47%

Research and development expense increased due to continued product development activities. Sales commissions decreased due to changes in customer sales mix. Travel expense increased reflecting ongoing travel between the United States and Peru to support operations.

Royalties increased primarily due to higher production volumes on EnWave equipment.

Salaries and Wages

Salaries and wages for the six months ended June 30, 2026 were $1.3 million, compared to $0.75 million for the six months ended June 30, 2025, an increase of $0.55 million, or 79%. The increase was primarily attributable to increases in stock-based compensation expense, together with higher payroll costs associated with additional personnel to support the Company’s continued growth.

Professional Fees

Professional fees for the six months ended June 30, 2026 were $0.57 million, compared to $0.56 million for the six months ended June 30, 2025, an increase of $0.01 million, or 3%.

Shipping and Handling

Shipping and handling expense for the six months ended June 30, 2026 was $0.38 million, compared to $0.26 million for the six months ended June 30, 2025, an increase of $0.12 million, or 42%. The increase was primarily due to more customer deliveries and increased shipping costs during the period.

Advertising and Promotions

Advertising and promotions expense for the six months ended June 30, 2026 was $0.36 million, compared to $0.26 million for the six months ended June 30, 2025, an increase of $0.1 million, or 39%. The increase was primarily due to the timing of product demonstration programs and promotional costs associated with the lunch of a new branded product at Sam’s Club.

Other Income (Expense)

For the six months ended June 30, 2026, other expense was $327,878, consisting of $359,454 of interest expense, partially offset by $1,808 of interest income and $29,768 of other income. Other income is the recognition of tariff reimbursements received related to previously paid U.S. import duties. The Company received a portion of these reimbursements during the period and recognized the related income in accordance with U.S. GAAP. For the six months ended June 30, 2025, other expense was $567,723, consisting of $579,459 of interest expense, partially offset by $11,736 of interest income. Other expense decreased by $239,845, or 42%, primarily due to lower interest expense following the repayment of certain debt financing during 2025.

Net loss

Net loss for the six months ended June 30, 2026 was $4.5 million, compared to $2.5 million for the six months ended June 30, 2025, an increase of $2.0 million, or 79%. The increase in net loss was primarily attributable to lower gross profit, as discussed above, higher idle capacity costs, higher personnel costs associated with increased stock-based compensation expense, and costs related to the settlement of an employment-related legal matter involving the Company’s former Chief Financial Officer. Operating results continue to be influenced by production volumes, capacity utilization, product mix, and raw material procurement.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital as of June 30, 2026 and December 31, 2025.

	June 30,	December 31,
	2026	2025
Current Assets	$8,002,894	$5,684,907

Current Liabilities	$7,762,123	$6,269,147

Working Capital	$240,771	$(584,240)

As of June 30, 2026, we had working capital of $.24 million, compared to negative working capital of $0.6 million as of December 31, 2025. The Company’s working capital position at June 30, 2026 primarily reflects the financing of rapid revenue growth. Higher sales volumes increased investments in accounts receivable and inventory, while these working capital requirements were funded through increased accounts payable and borrowings under the Company’s promissory note with Kaufman Kapital.

To date, our primary sources of capital have been cash generated from the sales of our products, common stock sales, and debt and equity financings. As of June 30, 2026, we had cash of $0.21 million, total liabilities of $12.8 million, and an accumulated deficit of $28.2 million, compared to cash of $0.6 million, total liabilities of $8.9 million, and an accumulated deficit of $23.7 million as of December 31, 2025.

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

Cash Flow

Comparison of the Six Months Ended June 30, 2026, and the Six Months Ended June 30, 2025

The following table sets forth the primary sources and uses of cash for the periods presented below:

	Six Months Ended
	June 30,
	2026	2025
Net cash used in operating activities	$(4,884,193)	$(3,963,245)
Net cash used in investing activities	(719,909)	(491,332)
Net cash provided by financing activities	5,256,223	2,737,491
Effect of exchange rate changes on cash	(56,414)	28,763

Net change in cash	$(404,293)	$(1,688,323)

Net Cash Used in Operating Activities

Cash used in operating activities was $4.8 million for the six months June 30, 2026, compared to $4.0 million for the six months June 30, 2025, an increase of $0.8 million, or 23%. Cash used in operating activities increased primarily due to increased investments in working capital to support revenue growth, including higher accounts receivable and inventory balances, together with a higher net loss. These working capital investments were partially offset by increases in accounts payable and accrued expenses, reflecting the timing of vendor payments.

Net Cash Used in Investing Activities

Cash used in investing activities was $0.72 million for the six months ended June 30, 2026, compared to $0.5 million for the six months ended June 30, 2025, an increase of $0.22 million, or 47%. The increase was primarily attributable to purchases of property and equipment related to the build-out of new production space at the Peru Facility intended to manufacture high-protein dehydrated cheese products in an allergen-free environment.

Net Cash Provided by Financing Activities

Cash provided by financing activities was $5.3 million for the six months ended June 30, 2026, compared to $2.7 million for the six months ended June 30, 2025, an increase of $2.5 million, or 92%. The increase was primarily attributable to $3.0 million in proceeds from a promissory note to fund working capital needs to support revenue growth, partially offset by lower proceeds from equity issuances during the current period.

Effect of Exchange Rate Changes on Cash

For the six months ended June 30, 2026, exchange rate changes decreased cash and cash equivalents by $56,414, compared to an increase of $28,763 in the prior-year period. The change reflects fluctuations in the exchange rate between the Peruvian sol and the U.S. dollar on cash balances held by the Company’s Peru subsidiary.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. In the six months ended June 30, 2026 there were no material changes in the Company’s critical accounting policies and estimates from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures for our company. Consequently, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of June 30, 2026. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

As previously disclosed in Item 9A, “Controls and Procedures,” of our Annual Report on Form 10-K for the year ended December 31, 2025, management identified material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026. These material weaknesses remained outstanding as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2026, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are party to a lawsuit filed by our former Chief Financial Officer alleging wrongful termination. The complaint was filed on June 25, 2025, in the Superior Court of the State of Washington in and for King County, and seeks damages and other relief. The parties have entered into a settlement agreement involving the payment of cash and the issuance of a warrant to the plaintiff. Upon payment of the settlement amount in accordance with the terms of the settlement agreement, the matter will be fully resolved.

Other than as set forth above, there are no legal matters pending against the Company.

ITEM 1A. RISK FACTORS

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS.

Exhibit	Description
3.1	Articles of Incorporation of BranchOut Food Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s form S-1 filed with the Securities and Exchange Commission on April 24, 2023)
3.2	Bylaws of BranchOut Food Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s form S-1 filed with the Securities and Exchange Commission on June 9, 2023)
3.3	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 1.2 of the Company’s form 8-K filed with the Securities and Exchange Commission on June 22, 2023)
3.4	Certificate of Amendment to Articles of Incorporation of BranchOut Food Inc. filed January 4, 2024 (Incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on January 8, 2024)
10.1	Third Amended and Restated Senior Secured Promissory Note of the Company in the principal amount of $4,000,000, dated June 30, 2026, issued to Kaufman Kapital LLC (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission by BranchOut Food Inc. on July 1, 2026)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ Eric Healy	Chief Executive Officer	August 13, 2026
Eric Healy	(Principal Executive Officer)

/s/ John Dalfonsi	Chief Financial Officer	August 13, 2026
John Dalfonsi	(Principal Accounting and Financial Officer)

